Form 10-Q
period 2006-07-02
Palace Entertainment Holdings, Inc.
filed 2006-08-16
CIK 1364580

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 2, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from           to           .

COMMISSION FILE NUMBER:  N/A

Palace Entertainment Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	20-4503577
(State of incorporation)	(I.R.S. Employer Identification No.)

4590 MacArthur Boulevard, Suite 400
Newport Beach, California 92660	(949) 797-9700
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  NA ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Common Stock, $.01 stated value per share, 100 shares outstanding as of July 2, 2006.

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are statements that are not historical facts, including statements about our beliefs and expectations or any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Forward-looking statements include, but are not limited to, statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” “project,” “targets,” “likely,” “would,” “could” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures, amounts and timing of expenditures and contemplated transactions.

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our water parks and family entertainment centers, expected pricing levels, the timing and cost of planned capital expenditures, the estimated operational costs for each of our water parks and family entertainment centers, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors may relate to, among other things:

•                  adverse weather conditions and other natural phenomena;

•                  seasonal operations of water parks;

•                  risk of in-park accidents and health risks;

•                  changes in consumer preferences;

•                  reductions in consumer disposable income;

•                  our ability to compete successfully with other amusement parks and other entertainment providers;

•                  governmental and environmental requirements and changes in those requirements;

•                  increases in general liability and workers compensation claims;

•                  discontinuation of our leases pursuant to termination or default provisions;

•                  acquisition and retention of key personnel;

•                  our level of indebtedness; and

•                  restrictions contained in our debt agreements.

You should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements which, as a result, may adversely affect the value of, and our ability to make payments on, the 10 7/8% Senior Notes issued by Festival Fun Parks, LCC and unconditionally guaranteed by Palace Entertainment Holdings, Inc. (“Notes”). These risks and uncertainties may include those discussed in Item 1A of this report. New risks can emerge from time to time. It is not possible for us to assess all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given such risks and uncertainties, we urge you to read this report completely with the understanding that actual future results may be materially different from what we plan or expect.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands except for per share amounts)
As of December 31, 2005 and June 30, 2006

	Post-Acquisition	Pre-Acquisition
	June 30	December 31
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,525	$5,240
Inventories	2,817	3,295
Prepaid expenses and other current assets	5,003	3,901

Total current assets	14,345	12,436

PROPERTY AND EQUIPMENT - Net	127,446	112,388

GOODWILL	69,996	37,471

INTANGIBLES - Net	20,400	—

OTHER ASSETS - Net	6,663	3,368

TOTAL	$238,850	$165,663

LIABILITIES, SHAREHOLDER’S EQUITY AND MEMBER’S INTEREST

CURRENT LIABILITIES:
Accounts payable	$4,855	$2,706
Accrued interest	3,927	610
Accrued wages and payroll taxes	3,318	2,485
Other accrued liabilties	9,267	7,155
Unearned revenue	3,098	1,342
Current portion of long-term debt	836	7,870

Total current liabilties	25,301	22,168

LONG-TERM DEBT - Less current portion	159,682	157,374

OTHER LONG-TERM LIABILITIES	3,364	3,260

Total liabilities	188,347	182,802

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY:
Common stock, $.01 stated value, 1000 shares authorized, 100 shares outstanding
Additional Paid-in Capital	54,218
Accumulated Deficit	(3,715)

Total Shareholder’s Equity	50,504

MEMBER’S INTEREST:	—	(17,139)

TOTAL	$238,850	$165,663

See notes to consolidated financial statements.

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited/in thousands)

For the three months ended June 30, 2006 and 2005

	Post-Acquisition	Pre-Acquisition	For the Three
	For the Period	For the Period	months ended
	April 13 to June 30	April 1 to April 12	June 30,
	2006	2006	2005

REVENUES—Net	$39,462	$2,601	$41,467

OPERATING COSTS AND EXPENSES:
Cost of revenue	29,207	2,916	29,664
Selling, general and administrative	5,471	397	5,838
Loss on disposal of assets			195
Depreciation and amortization	4,301	298	4,420

Total operating costs and expenses	38,979	3,611	40,117

OPERATING INCOME / (LOSS)	483	(1,010)	1,350

OTHER EXPENSE:
Interest expense, net	4,154	671	5,859

(LOSS) FROM OPERATIONS	(3,671)	(1,681)	(4,509)

INCOME TAX PROVISION	44	—	—

NET (LOSS)	$(3,715)	$(1,681)	$(4,509)

See notes to consolidated financial statements.

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited/in thousands)

For the six months ended June 30, 2006 and 2005

	Post-Acquisition	Pre-Acquisition	For the Six
	For the Period	For the Period	months ended
	April 13 to June 30	January 1 to April 12	June 30,
	2006	2006	2005

REVENUES—Net	$39,462	$23,397	$61,447

OPERATING COSTS AND EXPENSES:
Cost of revenue	29,207	26,190	51,147
Selling, general and administrative	5,471	4,208	9,439
Loss on disposal of assets	—	—	173
Depreciation and amortization	4,301	4,478	8,722

Total operating costs and expenses	38,979	34,876	69,481

OPERATING INCOME / (LOSS)	483	(11,479)	(8,034)

OTHER (EXPENSE) INCOME:
Interest expense, net	4,154	6,674	11,598

(LOSS) FROM OPERATIONS	(3,671)	(18,153)	(19,632)

INCOME TAX PROVISION	44	—	—

NET (LOSS)	$(3,715)	$(18,153)	$(19,632)

See notes to consolidated financial statements.

PALACE ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and June 30, 2005 (unaudited/in thousands)

	Post-Acquisition	Pre-Acquisition	For the Six
	For the Period	For the Period	months ended
	April 13 to June 30	January 1 to April 12	June 30,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,715)	$(18,153)	$(19,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,300	4,478	8,722
Loss on disposal of assets	—	—	173
Amortization of deferred financing costs and discount accretion	163	796	1,332
Financed Interest Payments	0	3,515	1,235
Share Based Compensation	458
Deferred rent expense	134	36	190

Changes in net operating assets and liabilities:
Inventories	(629)	(214)	(875)
Prepaid expenses and other current assets	(1,171)	1,105	494
Other assets	(118)	8	(116)
Accounts payable	317	1,160	1,135
Accrued interest	3,841	436	181
Accrued wages and payroll taxes	999	(167)	2,115
Other accrued liabilities	4,521	(1,347)	1,318
Unearned Revenue	1,762	(6)	1,413
Other long-term liabilities	(88)	22	(15)

Net cash (used) provided by operating activities	10,774	(8,331)	(2,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of park, net	(37,599)
Purchases of property and equipment	(3,356)	(3,951)	(5,968)

Net cash used in investing activities	(40,955)	(3,951)	(5,968)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	54,260		—
Return on capital	(500)		—
Proceeds from issuance of long-term debt	163,500	13,100	15,250
Repayment of LT Debt	(180,095)	(767)	(1,214)
Payments for cost of financing	(5,575)	—	(176)
Payments on Capital Leases		(118)	(113)
Distributions to Member	—	(57)	(60)

Net cash (used) provided by financing activities	31,590	12,158	13,687

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,409	(124)	5,389

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,116	5,240	2,347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,525	$5,116	$7,736

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	249	1,925	8,819
Property, plant and equipment included in accounts payable	360

See notes to consolidated financial statements.

PALACE ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, $ in thousands)

1.                      ORGANIZATION

Organization

On April 12, 2006, Palace Entertainment Holdings, Inc. (“Company”) a Delaware company acquired Festival Fun Parks, LLC (“FFP”).  The Company is a 100% owned subsidiary of Palace Holdings Group, LLC (“Holdings”), which is primarily owned by MidOcean Partners, LP (“MidOcean Partners”), a New York and London based private equity firm.  FFP is a Delaware limited liability company formed on June 23, 1998, with Palace Entertainment, Inc. (“PAL”) being the sole member prior to acquisition. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”). At June 30, 2006 and 2005, the company owned and operated 32 FECs and WPs (“Parks”). Of the 32 Parks currently owned at June 30, 2006, 16 are located in California, five are located in Florida, four are located in Texas, and two each are located in Georgia and New York, and one each in North Carolina, New Jersey, and New Hampshire. Revenue earned from the Parks located in California represents approximately 48.7% and 47.9%, in the aggregate, of the Company’s revenues for the six months ended June 30, 2006 and 2005, respectively. Eight of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature theme park. The other 23 Parks generally feature such attractions as miniature golf, batting cages, kiddy parks, go-carts, and video arcades.

For financial reporting purposes, the Company uses a 52- or 53-week fiscal year. The fiscal periods presented, which ended July 2, 2006 and July 1, 2005, comprised 26 weeks, or one half of the fiscal year. The fiscal period ends on the Sunday nearest to June 30. For simplicity of presentation, the Company refers to the 26-week periods as ended on June 30.

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The acquisition of the Company (See footnote 3) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations.  The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company.  Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting.  The Company’s Consolidated Statements of Operations and Cash Flows for the period ending April 12, 2006 and the Consolidated Balance Sheet as of December 31, 2005 reflect the operations of the Company prior to the acquisition.  Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information reflects all normal and recurring adjustments which in the opinion of the Company’s management are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of six months or less to be cash equivalents.

Inventories

Inventories, consist of merchandise, uniforms and certain supplies, are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the following estimated lives:

Life

Buildings and leasehold improvements	20–38 years
Land improvements	7–10 years
Equipment and fixtures	1–10 years
Rides and attractions	5–7 years
Games	1–3 years

Property and equipment include assets recorded under capital leases presented with the comparable categories for owned assets. The charge to income resulting from amortization of assets recorded under capital leases is included in depreciation expense in the consolidated statement of operations. Leasehold improvements are amortized over the shorter of the lease term or their useful lives.

Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized.

Long-Lived Assets

Long-lived assets are carried at cost less accumulated depreciation. Long-lived assets are evaluated for potential impairment at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. The Company estimates the fair value using available market information or other industry valuation techniques, such as present-value calculations. The Company has recorded no impairment losses for the six months ended June 30, 2006 and 2005.  In conjunction with the purchase of FFP by the Company long-lived assets were revalued at fair market value.  (See Footnote 3)

Advertising

The Company expenses the costs of advertising, promotion, and marketing programs as incurred. These costs were $4,393 and $4,796, during the six months ended June 30, 2006 and 2005, respectively.  These costs were $3,361 and $3,618 for the three months ended June 30, 2006 and 2005, respectively.

Goodwill

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value-based test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires the Company to identify reporting units and to determine estimates of the fair value of the Company’s reporting units as of the date of the test for impairment. As of June 30, 2006, the Company’s reporting units consisted of two segments,

FECs and WPs. As of June 30, 2005 and December 31, 2005, the reporting units consisted of 32 Parks.  To conduct a goodwill impairment test, the fair value of the reporting segment is compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is recorded to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting segment is the amount for which the segment as a whole could be bought or sold in a current transaction between willing parties. The Company estimates the fair values of its reporting segments using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Determining the fair value of reporting segments and goodwill includes significant judgment by management and different judgments could yield different results.

The Company recorded no impairment losses for the six months ended June 30, 2006 and 2005.

Intangibles

Trademarks are amortized over their estimated useful lives of 20 years and property leases are amortized over the terms of the related leases.

Financing Costs

Financing costs, which are included in other assets, are deferred and amortized using the straight-line method which approximates the effective interest method, over the term of the respective loan agreements. At June 30, 2006 and December 31, 2005, deferred financing costs were $5,422 and $2,934, respectively, net of accumulated amortization of $153 and $4,076, respectively. All debt outstanding as of the acquisition date was repaid and the related discounts were written off.  Additionally, discount on loans is being amortized using the effective interest method over the term of the respective loan agreement.

Self Insurance Claims Liability

The Company is partially self-insured for its workers’ compensation and general liability programs. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of June 30, 2006, the Company has four separate unused letters of credit totaling $4,687 to secure its obligations for workers’ compensation and general liability claims with three insurance carriers.

Unearned Revenue

Certain Parks sell season tickets and annual passes. These sales are recorded as unearned revenue upon the sale of tickets. Revenue on season tickets and annual passes is recognized based on usage of the tickets and passes.

Deferred Rent

Certain of the Company’s ground leases require minimum annual rent increases. Rent expense is recognized on a straight-line basis over the term of each lease. Under this method, the Company recognized $170 and $190 for the six months ended June 30, 2006 and 2005, respectively, of rent expense not currently due. Such amounts are included in other long-term liabilities.

Stock-Based Compensation

The former parent of the Company issued stock options to the Company’s employees in 2002.  Outstanding options and the related potential compensation amounts are immaterial, and were terminated on April 12, 2006 in connection with the sale of FFP to the Company. During the post acquisition, Holdings adopted a new stock compensation plan and the Company adopted SFAS No. 123(R), “Share-Based Payment”.  All awards granted, modified, or settled after the date of adoption will be accounted for using the measurement, recognition, and attribution provisions of SFAS No.123(R). Under the fair value recognition provision of this statement, share based compensation costs are measured at the grant date based upon the fair value of the award. The Company elected to recognize the expense on a straight line basis over the requisite service period which is the vesting period. See footnote 11 for the further description of the plan.

Revenue Recognition

The Company recognizes revenue at the point of sale to a customer or over the period that receives the benefit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At various times during the six months ended June 30, 2006 and 2005, the Company maintained cash balances in its general cash accounts in excess of Federal Deposit Insurance Corporation insurable limits; however, the Company places its cash with high credit quality financial institutions.

Seasonality

The business of the Company is highly seasonal. Generally, our WPs are open for a period from May through September. In addition, our FECs are open year-round and generate higher revenues during the summer months.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the relatively short maturities of such instruments. Long-term debt is carried at amounts approximating fair value based on current rates offered to the Company for debt with similar collateral, if any, and maturities. Fair values for related party amounts cannot be determined.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No.154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of SFAS No. 154 is not expected to have an impact on the Company’s financial statements.

In December 2005, the Company adopted FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity. This interpretation also states that the fair value of a liability for the conditional asset obligation should be recognized when incurred. The initial adoption of FIN 47 was not material to the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes, Accounting for Stock Issued to Employees (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative to financial statement recognition.  Non-public entities are required to adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual reporting period that began after December 15, 2005.  The Company adopted SFAS No. 123(R) at the date of grant.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006.  The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  This EITF becomes effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of EITF 06-3 and its impact on the Company’s consolidated financial statements.

3.                                      ACQUISITION

In accordance with a definitive agreement dated February 21, 2006, the Company acquired FFP on April 12, 2006.  The preliminary aggregate purchase price of $212,175 was funded by a $53.5 million equity contribution by Holdings, issuance of $150,000 in aggregate principal amount of 10 7/8% Senior Notes (“Notes”) due in 2014 and a draw of $12,000 against the Company’s new revolving line of credit facility (“Revolver”) (See footnote 8).  Proceeds from this debt issuance was used to payoff all outstanding term debt in the amount of $173,177 as of April 12, 2006, less the remaining capital lease obligations of $1,635, to pay transaction related fees and costs, and to fund initial working capital for the Company.

The aggregate purchase price allocation is reflected on the accompanying Consolidated Balance sheet as of June 30, 2006.  The purchase price allocation is preliminary and will continue to be adjusted as final costs, independent appraisals and accounting effects are determined.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 12, 2006 based upon management’s estimates and with the support of an independent appraiser.

Current Assets	$6,020
Property, plant and equipment	127,859
Intangibles	20,570
Other assets	6,395
Goodwill	69,996
Current Liabilities	(14,496)
Other long term liabilities	(4,169)
Allocated purchase price, including related acquisition costs	$212,175

The excess of the purchase price over the fair value of the net assets acquired or goodwill has been assigned to our WPs and FECs in the amounts of $39,898 and $30,098, respectively.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS No.142, Goodwill and Other Intangible Assets.  For income tax purposes, the Company expects these assets to be amortized.

The trademarks are being amortized using a 20-year useful life. The fair values of the property leases are being amortized over the related lease terms.

The following consolidated pro forma Income Statements cover the three month periods ended June 30, 2006 and June 30, 2005, as well as the six month periods ended June 30, 2006 and June 30, 2005.

The pro forma adjustments reflect the purchase of the Company, the extinguishment of the prior debt and its replacement with the Notes and the Revolver.  The pro forma also adjusts interest expense based upon the terms of the agreements governing the Notes and the Revolver.  The financial information below substitutes the Windward management fee with the MidOcean Partners advisory fee and adjusts for the effect of the directors/officers and representations/warranties insurance policies issued in connection with the sale transaction.

We have adjusted depreciation/amortization for property and equipment, trademarks, leases and incentive compensation for restrictive stock grants.

Palace Entertainment Holdings Inc.

Consolidated and Condensed Proforma Income Statement

Three and Six Months Ended June 30, 2006

(Unaudited)

	THREE MONTHS	SIX MONTHS

REVENUES - NET	$42,063	$62,859

(LOSS) FROM OPERATIONS	(6,042)	(22,550)

NET (LOSS)	$(6,086)	$(22,594)

Palace Entertainment Holdings Inc.

Consolidated and Condensed Proforma Income Statement

Three and Six Months Ended June 30, 2005

(Unaudited)

	THREE MONTHS	SIX MONTHS

REVENUES - NET	$41,467	$61,447

(LOSS) FROM OPERATIONS	(4,374)	(19,601)

NET (LOSS)	$(4,374)	$(19,601)

4.                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2006 and December 31, 2005, consist of the following:

	June 30	December 31
	2006	2005

Prepaid insurance	$899	$1,381
Prepaid rent	1,085	1,070
Accounts receivable	1,779	331
Other current assets	1,240	1,119

Total	$5,003	$3,901

5.                      PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 and December 31, 2005, consist of the following:

	June 30	December 31
	2006	2005

Land	$158	$158
Buildings and leasehold improvements	58,982	107,733
Equipment and fixtures	15,536	26,295
Games	3,866	15,686
Rides and attractions	49,737	64,997

Total	128,279	214,869

Less accumulated depreciation and amortization	4,300	103,523

Add construction in progress	3,467	1,042

Total	$127,446	$112,388

6.                      INTANGIBLES

As of June 30, 2006 Trademarks amount to $13,355 which is net of accumulated amortization of $145.

The future amortization on Trademarks and Property Leases as of June 30, 2006 is as follows:

Year Ending		Property
December 31	Trademarks	Lease	Total

2006 (6 months)	$333	$59	$399

2007	675	119	798

2008	675	119	798

2009	675	119	798

2010	675	119	798

Thereafter	10,322	6,510	16,809

Total	$13,355	$7,045	$20,400

7.                      OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2006 and December 31, 2005, consist of the following:

	June 30	December 31
	2006	2005

Worker’s compensation and general liability insurance	$2,179	$2,349
Accrued property tax	1,013	1,491
Accrued expenses	3,703	1,371
Other accrued liabilities	2,372	1,944

Total	$9,267	$7,155

8.                      LONG-TERM DEBT

Long-term debt at June 30, 2006 and December 31, 2005 consists of the following:

	June 30	December 31
	2006	2005

10 7/8% Senior Notes [1]	$150,000
Revolving line of credit - GE Capital [2]	9,000
Term loan A [3]		$8,773
Term loan B [3]		33,744
Term loan C [3]		2,500
Mezzanine debt [3]		81,929
Windward mezzanine debt [3]		4,716
Windward senior secured [3]		9,113
Revolving line of credit - Antares [3]		22,850
Capital lease obligations [4]	1,518	1,619

Total	160,518	165,244

Less current portion	836	7,870

Total long-term debt	$159,682	$157,374

[1]           10 7/8% Senior Notes

In connection with the April 12, 2006 acquisition transaction, FFP issued its 10 7/8% senior notes, Series A, due April 12, 2014, which are fully and unconditionally guaranteed by the Company.  Interest is payable in semi-annual installments on October 15 and April 15 of each successive year.  The first payment is due on October 15, 2006.

[2]           Revolving line of credit

Revolving line of credit up to a maximum of $40 million, maturing no later than June 30, 2014.  Interest is payable periodically at the prime rate plus a margin of 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 2.75% based upon the Company’s election.  As of June 30, 2006 the weighted average interest rate was 9.88%.  The margin can vary based on the Company’s debt to earnings ratio.  Under this revolving line of credit, the Company had certain letters of credit outstanding to secure its workers compensation and general liability insurance policies.  Letters of credit outstanding at June 30, 2006 was $4,686.

The revolving credit facility is secured by substantially all of the Company’s assets.

[3]           Term, mezzanine, senior secured sub and Revolver Antares

Term Loan A

Term loans payable, in the original amount of $35,000, payable in installments of principal of $773 on March 31, 2006, $1,000 quarterly on June 30, December 31, and March 31 of each period thereafter, and $4,000 on September 30 of each year through June 30, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.25%–3% per annum or at London InterBank Offered Rate (“LIBOR”) plus a margin of 3.5%–4.25% per annum, based on the Company’s election for specified periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through March 31, 2005, interest payable was at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rate was 9.17% per annum based on the LIBOR rates in effect and 10.25% per annum, based on the base rate, respectively. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Term Loan B

Term loans payable, in the original amount of $35,000, payable in installments of principal of $69 and $75 on March 31, 2006 and June 30, 2006, respectively, $88 on each quarterly period from September 30, 2006 through June 30, 2007, and $16,625 on September 30, 2007, and on December 31, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.75%–3.5% per annum or at LIBOR plus a margin of 4%–4.75% per annum, based on the Company’s election for specific periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through March 31, 2005, interest was payable at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rate was 9.67% per annum based on the LIBOR rate in effect and 10.75% per annum, based on the base rate, respectively. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Term Loan C

On April 1, 2005, the Company entered into Term Note C in the amount of $2,500, pursuant to an amendment of the credit agreement on the $110,000 credit facility described above. The note was due December 31, 2007. During 2006, an additional balance was added to this note in the amount of $2,500 for a grand total of $5,000. Interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 5.75% per annum or at LIBOR plus a margin of 7.0% per annum, based on the Company’s election for specified periods. At April 12, 2006 and December 31, 2005, the interest rates were 11.31% and 11.82%, respectively, based on LIBOR. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Revolving Line of Credit

Revolving line of credit, up to a maximum of $40,000, maturing no later than June 30, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.25%–3% per annum or at LIBOR plus a margin of 3.5%–4.25% per annum, based on the Company’s election for specified periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through April 12, 2006, interest was payable at the base rate plus the applicable margin. The margin varied based on the

Company’s debt to earnings ratio, as defined. Borrowings under the line of credit are limited based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rates were 9.04% based on the LIBOR rate and 10.25% based on the base rate respectively. During the period from June 15 through August 31 of each year, the Company was required to repay the revolving line of credit in an amount equal to the Company’s aggregate cash balance in its bank accounts less $5,000. In addition, the lenders were generally not obligated to make loans under the revolving line of credit during such periods. Under this revolving line of credit, the Company had certain letters of credit outstanding to secure its worker’s compensation and general liability insurance policies. Letters of credit outstanding at April 12, 2006 and December 31, 2005, were $4,549 and $9,045, respectively.

The credit facility was secured by substantially all of the Company’s assets. The Company was required on an annual basis to prepay the credit facility by an amount equal to 50%–75% of the Company’s excess cash flow, depending on the Company’s debt to earnings ratio as defined. For the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, no amounts were due under this requirement. Some of the lenders under the credit agreement are stockholders of the Company’s sole member PAL. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Mezzanine Debt

The Company issued 12% subordinated notes with a face value of $40,000 and 15% subordinated notes with a face value of $40,500. Interest payments were due quarterly; principal of $500 due on July 29, 2007, $5,500 due on September 30, 2007, and the balance was due on July 29, 2008. For the 15% subordinated notes, the Company had the option to pay 20% of the interest due in the form of additional notes. The Company issued additional notes of $611 and $1,337 for paid-in-kind interest during the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, respectively. The principal payment amount of $5,500 due on September 30, 2007, was reduced by the aggregate amount of interest that the Company could have paid in the form of additional notes but has paid-in cash. The two notes were issued at a discount of $2,769, which was being amortized over the life of the notes at the weighted-average effective interest rate of 13.34%. In addition, $4,981 in loan proceeds received in 2002 were allocated to Member’s Interest for the 436,150 shares of common stock of PAL issued to the lenders, based on an estimated value of $11.42 per common share of PAL, resulting in a discount to the Company, which was being amortized over the life of the notes. The amount of discount accreted was $4,357 and $4,488 at April 12, 2006 and December 31, 2005, respectively. On January 5, 2004, additional subordinated notes payable of $807 were issued to the lenders in connection with a previous default discussed below. The note holders, including Windward Capital Partners, are also stockholders of the Company’s sole member PAL. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Windward Mezzanine Debt

On January 5, 2004, the Company issued 12% senior secured subordinated notes with a face value of $4,000 with Windward Capital Partners. The Company had the option to pay 8.32% of the interest due quarterly in the form of additional notes. In this regard, the Company issued additional notes of $98 and $373 during the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, respectively. The senior secured subordinated notes were due on April 30, 2008. The notes were secured by a lien on substantially all of the Company’s assets. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Windward Senior Secured Notes

The Company issued 15% subordinated notes with a face value of $9,054. The Company had the option to pay 7.97% of the interest due quarterly in the form of additional notes. In this regard, the

Company issued additional notes of $211 and $805 during the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, respectively. The subordinated notes are due on July 29, 2008. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Senior Subordinated Additional Notes

The company issued 12% additional notes on March 31, 2006 in the amount of $3,288 under terms identical to that of Term Loan C discussed above. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

[4]           Capital Lease Obligations

Capital lease obligations secured by applicable equipment with a net book value of $2,838 and $1,242 at December 31, 2005 and June 30, 2006, respectively, payable in periodic installments.

Aggregate future minimum payments for long-term debts as of June 30, 2006 are as follows:

	Long-Term	Capital
	Debt	Leases	Total

2006 (6 months)	$—	$693	$693
2007	—	919	919
2008 and thereafter	159,000	8	159,008

Total	159,000	1,620	160,620

Less amount representing interest on capital leases	—	102	102

Total long-term debt	159,000	1,518	160,518

Less current portion, net of interest on capital leases	—	836	836

Total long-term debt—noncurrent	$159,000	$682	$159,682

9.             401(K) PLAN

The Company has a 401(k) plan that covers substantially all management employees who meet certain eligibility requirements as to age and length of service. Matching contributions to the plan are at the discretion of the Company. For the six months ended June 30, 2006 and 2005, no matching contributions were made to the plan.

10.          RELATED-PARTY TRANSACTIONS

A professional services agreement was in effect between the Company and MidOcean Partners as of June 30, 2006. The agreement provides for quarterly payments of $250. The term of this agreement is through April 12, 2016. Additionally, MidOcean Partners is entitled to reimbursement of expenses. For the period April 12, 2006 through June 30, 2006, the Company had incurred a liability under this agreement of $219.  As of December 31, 2005, FFP had accrued expenses of $493 related to a management agreement with Windward, the previous ownership group.

11.          STOCK COMPENSATION PLANS

The former parent of the Company issued stock options to Company employees in 2002.  Outstanding options and the related potential compensation were immaterial and were terminated as of April 12, 2006 pursuant to the sale of FFP.

As of June 30, 2006, Holdings has adopted a share-based compensation plan for certain management employees and directors of the Company. The Company has accounted for the fair value of these grants under this Plan in accordance with FASB Statement 123(R).

Under the Incentive Equity Unit Plan, Holdings may grant incentive units to selected management personnel and directors of the Company. Four classes of units have been authorized in the following amounts 4,081.12 class B-1 units, 6,801.87 class B-2 units, 2,720.75 class B-3 units and 1914.93 class C units. Units are granted at the discretion of the Board of Directors. The Class B units vest in equal 1/20th amounts at the end of each quarter from the grant date and the Class C units fully vest at the date of the grant. Vesting on the Class B units is accelerated in the event of a liquidating event, such as; the approved sale of the Company, including merger or consolidation as well as the sale of publicly traded securities of the Company. The accelerated vesting is subject to the achievement of specified internal rate of return and return on investment hurdles based on MidOcean Partners’ initial investment. Should those hurdles not be met at the time of the liquidating event, the shares will continue to vest quarterly over the rest of the original five year service period, with the exception of the B-2 units which will be fortified on the date of the liquidating event if the hurdles are not met.

The Board of Directors at its sole discretion may repurchase the vested portion of terminated employees under certain conditions by establishing a fair market value for the units and applying the same internal rate of return and return on investment hurdles.

In March 2005, the SEC issued SAB 107 which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility assumption used by the Company of 43.24 percent was determined by weighting the volatility of comparable public companies as the Company does not have historical stock prices. The volatility weighting was based on the implied volatility, the most recent 1-year volatility, and the median of the rolling 5-year volatilities. The risk-free interest rate of 4.9 percent that was used in the Monte Carlo Simulation model is based on the risk free rate of return that is equal to the yield of a five year zero-coupon U.S. Treasury note as of June 2006. Management uses an expected dividend yield of zero in the Monte Carlo Simulation model, as it has no intention to pay any cash dividends in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses an estimated forfeiture rate based on the weighted average of different scenarios as historical data is not available and records stock-based compensation expense only for those awards that are expected to vest. A discount has also been calculated into the fair value of the units to account for the market requirement inherent in the units.

The compensation cost that has been charged against income for that Plan was $458 for the three month period ended June 30, 2006. As of June 30, 2006, there was $4,105 of total unrecognized compensation cost related to nonvested stock-based compensation that is expected to be recognized over a weighted-average period of 4.96 years. Based on currently outstanding options, total stock-based compensation expense for fiscal year 2006 is expected to be approximately $909.

A summary of the units granted during the period and outstanding as of June 30, 2006 is presented below:

	B1	B2	B3	C
Outstanding as of April 12, 2006
Granted (units)	3.7	6.1	2.4	0.4
Exercised
Forfeited
Outstanding at end of period (units)	3.7	6.1	2.4	0.4
Options exercisable at period-end
Weighted-average fair value of options granted during the year	$482	$308	$201	$1,000

There were no Class B vested units as of June 30, 2006.

12.          COMMITMENTS AND CONTINGENCIES

Lease Expense

As of June 30, 2006, the Company leases the land for all 32 Parks. Of the 32 Parks, 30 lease the land from third parties under noncancelable operating leases that expire on various dates through 2041 and two lease the land from third parties under operating leases with a termination option by the respective landlords. The ground leases for certain of the Parks require the Company to pay minimum monthly or annual rentals, which are adjusted periodically based on changes in the Consumer Price Index or a percentage of sales method. The ground leases for certain of the Parks require monthly rentals based on a percentage of gross revenues derived from the operations of the premises, as defined. In addition, the ground leases require the payment of property taxes and certain leases require the payment of common area expenses. Certain of the leases provide the Company with options to renew for various periods of time. In addition, certain of the leases provide the Company with options to purchase the leased premises in accordance with the terms of those lease agreements, and certain other leases provide the Company with the right of first refusal in the event that the lessors decide to sell the land during the term of the leases.

In addition, the Company leases its corporate office facilities from an unaffiliated third party under a non-cancelable operating lease, which expires in 2009.

For the three months ended June 30, 2006 and 2005, rent expense amounted to $4,176 and $4,065, respectively, including approximately $1,329 and $1,263, respectively, based on percentage rents. Included in other accrued liabilities at June 30, 2006 and December 31, 2005, are $1,140 and $950, respectively, in accrued rent expense, based on percentage rents.

The future minimum lease payments required under noncancelable Park leases and office leases as of June 30, 2006, are as follows:

Years Ending	Park	Office
December 31	Leases	Lease

2006 (6 months)	$7,396	$203
2007	13,242	416
2008	13,360	426
2009	13,281
2010	13,437
Thereafter	231,228

	$291,944	$1,045

Lease Income

The Company subleases building space to various tenants. Included in net rent and property taxes for the three months ended June 30, 2006 and 2005 is aggregate rental income of $189 and $151, respectively, including approximately $28 and $21 based on percentage rents.

Future minimum lease income under noncancelable operating leases as of June 30, 2006, is as follows:

Years Ending
December 31

2006 (6 months)	$193
2007	291
2008	50
2009	50

Total	$584

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 30, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

The Company received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by the Company at its Dallas SpeedZone® FEC in connection with the widening of Interstate 35 E. The Company is currently reviewing its options and has retained legal counsel to advise and assist it through this process. In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at its Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. While the Company does not believe that any of the attractions at this FEC will be affected, the landlord has claimed the full amount of damages incurred because of the condemnation.

13.          INCOME TAXES

The current provision for income taxes for the period April 13 to June 30, 2006 represents state income taxes.  The Company has no significant deferred tax assets or liabilities as of June 30, 2006.  The Company had no net operating loss carry forwards as a result of the acquisition.  The Company has provided a valuation allowance for the deferred tax asset related to the current operating loss as it has determined it is more likely than not it will not be realized.

14.          SEGMENT INFORMATION DISCLOSURE

The Company has operations in two business segments and, as a result, has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each.

The Company has two reportable segments, FECs and WPs. FECs primarily offer miniature golf, batting cages, kiddie parks, go-carts, and video arcades. WPs feature water slides, flumes, and pools as their primary attractions. The accounting policies of the segments are the same as those described in Note 2. Operating income (loss) of segments does not include interest income or expense and provision for income taxes and also excludes corporate items, such as general and administrative expenses and corporate depreciation expense. Identifiable assets are those used in the Company’s operations in each segment. Corporate assets consist primarily of deferred financing costs, deposits, property and equipment, and cash and cash equivalents.

Goodwill for FECs and WPs was $39,898 and $30,098 respectively, as of June 30, 2006 and was $20,729 and $16,741 respectively as of December 31, 2005.

SEGMENT DATA:

Three Months Ended

			Depreciation
	Revenues	Net	and	Capital	Total
April 1 to April 12, 2006	Net	Loss	Amortization	Expenditures	Assets

FEC	$2,164	$211	$(111)	$32	$117,618
WP	437	(893)	144	507	106,418

Total Operations	2,601	(682)	33	538	224,036

Corporate	—	(999)	266	10	10,129

Total	$2,601	$(1,681)	$298	$548	$234,165

			Depreciation
	Revenues	Net	and	Capital	Total
April 13 to June 30, 2006	Net	Loss	Amortization	Expenditures	Assets

FEC	$22,153	$3,632	$2,686	$1,301	$110,847
WP	17,309	(335)	1,245	2,052	111,433

Total Operations	39,462	3,297	3,931	3,353	222,281

Corporate	—	(7,046)	370	3	16,570

Total	$39,462	$(3,715)	$4,301	$3,356	$238,850

			Depreciation
Three Months Ended	Revenues	Net	and	Capital	Total
June 30, 2005	Net	Loss	Amortization	Expenditures	Assets

FEC	$23,404	$4,392	$1,976	$2,499	$84,528
WP	18,062	(378)	2,277	1,964	77,365

Total Operations	41,467	4,014	4,253	4,463	161,894

Corporate	—	(8,523)	166	29	13,264

Total	$41,467	$(4,509)	$4,420	$4,492	$175,158

SEGMENT DATA:

Six Months Ended

			Depreciation
	Revenues	Net	and	Capital	Total
January 1 to April 12, 2006	Net	Loss	Amortization	Expenditures	Assets

FEC	$19,268	$(67)	$1,790	$1,104	$117,618
WP	4,129	(8,161)	2,280	2,801	106,418

Total Operations	23,397	(8,228)	4,070	3,904	224,036

Corporate	—	(9,925)	409	47	10,129

Total	$23,397	$(18,153)	$4,478	$3,951	$234,165

			Depreciation
	Revenues	Net	and	Capital	Total
April 13 to June 30, 2006	Net	Loss	Amortization	Expenditures	Assets

FEC	$22,153	$3,632	$2,686	$1,301	$110,847
WP	17,308	(336)	1,245	2,042	111,433

Total Operations	39,462	3,296	3,931	3,343	222,281

Corporate	—	(7,011)	370	13	16,570

Total	$39,462	$(3,715)	$4,301	$3,356	$238,850

			Depreciation
Six Months Ended	Revenues	Net	and	Capital	Total
June 30, 2005	Net	Loss	Amortization	Expenditures	Assets

FEC	$39,997	$4,193	$3,953	$3,420	$84,528
WP	21,449	(7,067)	4,447	2,500	77,365

Total Operations	61,447	(2,875)	8,399	5,920	161,894

Corporate	—	(16,757)	322	48	13,264

Total	$61,447	$(19,632)	$8,722	$5,968	$175,158

15.          SEPARATE FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS OF INDEBTEDNESS

As described in Notes 3 and 8 above, FFP issued $150,000 in aggregate principal amount of 10 7/8% Senior Notes due in 2014.  The Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.  The following disclosures reflect the Company’s condensed consolidating financial information for the periods presented.  The condensed consolidating financial information for the Company and the Company’s guarantor subsidiaries for the periods presented as outlined below have been prepared from the books and records maintained by the Company and the guarantor subsidiaries.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Company and the guarantor subsidiaries operated as independent entities.  Certain intercompany amounts included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to / due from related companies will exist at any time.

Palace Entertainment Holdings, Inc.

Condensed Consolidated Balance Sheet

As Of June 30, 2006 (unaudited, in thousands)

			Combined Guarantor		Holdings
	Holdings	FFP	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$6,095	$430		$6,525
Inventories		2,621	196		2,817
Prepaid Expenses and Other Current Assets		3,599	1,404		5,003
Total Current Assets		12,315	2,030		14,345

PROPERTY AND EQUIPMENT-NET		63,657	63,789		127,446
GOODWILL		69,996			69,996
INTANGIBLES, NET		12,156	8,244		20,400
OTHER ASSETS-NET		6,520	143		6,663
DUE FROM SUBSIDIARIES		30,738		$(30,738)
INVESTMENT IN SUBSIDIARIES	$50,504	39,523		(90,027)
TOTAL	$50,504	234,905	$74,206	$(120,765)	$238,850

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable		$4,855			$4,855
Accrued Interest		3,927			3,927
Accrued Wages and Payroll Taxes		3,318			3,318
Other accrued liabilities		9,267			9,267
Unearned Revenue		677	$2,421		3,098
Current portion of long term debt		18	818		836
Total Current Liabilities		22,062	3,239		25,301

LONG TERM DEBT-Less Current Portion		159,012	670		159,682
DUE TO PARENT			30,738	(30,738)
OTHER LONG TERM LIABILITIES		3,327	37		3,364
Total Liabilities		184,401	34,684	(30,738)	188,347

SHAREHOLDER’S EQUITY	$50,504	50,504	39,523	(90,027)	50,504
TOTAL	$50,504	$234,905	$74,206	$(120,765)	$238,850

Festival Fun Parks LLC

Condensed Consolidating Balance Sheet

As Of December 31, 2005

($ in thousands)

		Combined Guarantor
	Festival Fun Parks	Subsidiaries	Eliminations	FFP Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,125	$115		$5,240
Inventories	2,858	437		3,295
Prepaid Expenses and Other Current Assets	2,878	1,023		3,901

Total Current Assets	10,861	1,575		12,436

PROPERTY AND EQUIPMENT—NET	61,778	50,610		112,388
GOODWILL	22,432	15,039		37,471
OTHER ASSETS—NET	3,225	143		3,368
INVESTMENT IN AND DUE FROM SUBSIDIARIES	$64,477		$(64,477)

TOTAL	$162,773	$67,367	(64,477)	$165,663

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$2,705			$2,705
Accrued Interest	610			610
Accrued Wages and Payroll Taxes	2,485			2,485
Other accrued liabilities	7,156			7,156
Unearned Revenue	92	$1,250		1,342
Current position of long term debt	7,106	764		7,870

Total Current Liabilities	20,154	2,014		22,168

LONG TERM DEBT—Less Current Portion	156,535	839		157,374
OTHER LONG TERM LIABILITIES	3,223	37		3,260
Total Current Liabilities	179,912	2,890		182,802

DUE TO/FROM SUBSIDIARIES	(63,256)	63,256	(20,394)
MEMBER’S INTEREST	46,117	8,080	$(44,083)	(17,139)

TOTAL	$162,773	$74,226	$(64,477)	$165,663

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations For The Period Ended April 1 to April 12, 2006 ($ in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated

Revenues, net	$2,096	$505		$2,601
Operating Costs and Expenses
Cost of Revenue	2,135	781		2,916
Selling, General and Administrative	371	26		397
Depreciation and Amortization	332	(34)		298
Total Operating Expenses	2,838	773		3,611

Operating Loss	(742)	(268)		(1,010)

Equity in Earnings of Subsidiaries	(268)		268	0

Other Expense
Interest and Other Expense, net	671	0		671

Loss from Continuing Operations	(1,681)	(268)	268	(1,681)

Net Loss	$(1,681)	$(268)	$268	$(1,681)

Palace Entertainment Holdings Inc.

Condensed Consolidated Statement of Operations For The Period Ended April 13 to June 30, 2006 ($ in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

Revenues, net	$0	$24,709	$14,753	$0	$39,462
Operating Costs and Expenses
Cost of Revenue	0	16,994	12,213	0	29,207
Selling, General and Administrative	0	3,805	1,666	0	5,471
Depreciation and Amortization	0	4,040	261	0	4,301
Total Operating Expenses	0	24,839	14,141	0	38,979

Operating Loss	0	(129)	612	0	483

Equity in Earnings of Subsidiaries	(3,715)	612		3,103	0

Other Expense
Interest and Other Expense, net	0	4,154	0	0	4,154

Loss from Continuing Operations	(3,715)	(3,671)	612	3,103	(3,671)

Income Tax Provision	0	44	0	0	44

Net Loss	$(3,715)	$(3,715)	$612	$3,103	(3,715)

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations For The Three Months Ended June 30, 2005 ( $ in thousands )

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated

Revenues, net	$26,638	$14,829		$41,467
Operating Costs and Expenses
Cost of Revenue	19,914	9,750		29,664
Selling, General and Administrative	2,004	4,029		6,033
Depreciation and Amortization	2,528	1,892		4,420
Total Operating Expenses	24,446	15,671		40,117

Operating Income	2,192	(842)		1,350

Equity in Earnings of Subsidiaries	842		$(842)	0

Other Expense
Interest and Other Expense, net	5,859			5,859

Net Loss	$(4,509)	$(842)	$842	$(4,509)

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations For The Six Months Ended June 30, 2005 ( $ in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated

Revenues, net	$42,071	$19,376		$61,447
Operating Costs and Expenses
Cost of Revenue	35,145	16,002		51,147
Selling, General and Administrative	4,364	5,248		9,612
Depreciation and Amortization	5,025	3,697		8,722
Total Operating Expenses	44,534	24,947		69,481

Operating Income	(2,463)	(5,571)		(8,034)

Equity in Earnings of Subsidiaries	5,571		$(5,571)

Other Expense
Interest and Other Expense, net	11,598			11,598

Net Loss	$(19,632)	$5,571	$5,571	$(19,632)

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations For The Period Ended Jan 1 to April 12, 2006 ($ in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated

Revenues, net	$17,818	$5,579		$23,397
Operating Costs and Expenses
Cost of Revenue	16,148	8,042		26,190
Selling, General and Administrative	3,151	1057		4,208
Depreciation and Amortization	2,825	1,853		4,478
Total Operating Expenses	24,124	10,752		34,876

Operating Loss	(6,306)	(5,173)		(11,479)

Equity in Earnings of Subsidiaries	(5,173)		5,173	0

Other Expense
Interest and Other Expense, net	6,674			6,674

Loss from Continuing Operations	(18,153)	(5,173)	5,173	(18,153)

Net Loss	$(18,153)	$(5,173)	$(5,173	$(18,153)

Palace Entertainment Holdings Inc.

Condensed Consolidated Statement of Operations For The Period Ended April 13 to June 30, 2006 ($ in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

Revenues, net	$0	$24,709	$14,753	$0	$39,462
Operating Costs and Expenses
Cost of Revenue	0	16,994	12,213	0	29,207
Selling, General and Administrative	0	3,805	1,666	0	5,471
Depreciation and Amortization	0	4,040	261	0	4,301
Total Operating Expenses	0	24,839	14,141	0	38,979

Operating Loss	0	(129)	612	0	483

Equity in Earnings of Subsidiaries	(3,715)	612		3,103	0

Other Expense
Interest and Other Expense, net	0	4,154	0	0	4,154

Loss from Continuing Operations	(3,715)	(3,671)	612	3,103	(3,671)

Income Tax Provision	0	44	0	0	44

Net Loss	$(3,715)	$(3,715)	$612	$3,103	(3,715)

PALACE ENTERTAINMENT HOLDINGS, INC.

Consolidated Statement of Cash Flows

for the six months ended June 30, 2005 (unaudited, in thousands)

			Combined		Holdings
	Holdings	FFP	Guarantor	Elimination	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)		$(21,868)	$(4,560)	$4,560	$(21,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		6,013	2,765		8,778
Equity in Earnings of Subsidiaries	$21,868	4,560		(26,428)
Amortization of deferred financing costs and discount accretion		959			959
Financial Interest Payments		3,515			3,515
Share Based Compensation		458			458
Deferred rent expense		133	37		170

Changes in Net Operating Assets and Liabilities:
Inventories		(1,084)	241		(843)
Prepaid Expenses and Other Current Assets		315	(381)		(66)
Other Assets		(110)			(110)
Accounts Payable		1,477			1,477
Accrued Interest		4,277			4,277
Accrued Wages and Payroll Taxes		832			832
Other Accrued Liabilities		3,174			3,174
Unearned Revenue		585	1,171		1,756
Other long-term liabilities		(66)			(66)

Net Cash Provided by Operating Activities	21,868	3,170	(727)	(21,868)	2,443

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for acquisition of parks, net	(37,599)				(37,599)
Purchases of property and equipment		(3,188)	(4,119)		(7,307)

Net Cash used in Investing Activities	(37,599)	(3,188)	(4,119)		(44,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	54,260				54,260
Return on capital	(500)				(500)
Proceeds from issuance of long-term debt	176,600				176,600
Repayment of long-term debt		(180,862)			(180,862)
Payments for cost of financing	(5,575)				(5,575)
Payments on capital leases		(2)	(116)		(118)
Advances to related company	(155,554)	(5,314)		160,868
Advances from related company		187,186	5,314	(192,500)
Distributions to member		(57)			(57)

Net Cash Provided by financing activities	15,471	951	5,198	(31,632)	43,748

NET INCREASE IN CASH		933	352		1,285

CASH AND EQUIVALENTS - BEGINNING OF PERIOD		5,125	115		5,240

CASH AND EQUIVALENTS - END OF PERIOD	$—	$6,058	$467		$6,525

Festival Fun Parks LLC

Consolidated Statement of Cash Flows

for the six months ended June 30, 2005 (unaudited, in thousands)

		Combined		FFP
	FFP	Guarantor	Elimination	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$(19,632)	$(10,151)	$10,151	$(19,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	5,026	3,696		8,722
Equity in Earnings of Subsidiaries	10,151		(10,151)
Gain/loss on disposition	173			173
Amortization of Deferred financing costs	1,332			1,332
Financed Interest payments	1,235			1,235
Deferred Rent Expense	153	37		190

Changes in Net Operating Assets and Liabilities:
Inventories	(254)	(621)		(875)
Prepaid Expenses and Other Current Assets	856	(362)		494
Other Assets	(51)	(65)		(116)
Accounts Payable	1,135			1,135
Accrued Interest	181			181
Accrued Wages and Payroll Taxes	2,115			2,115
Other Accrued Liabilities	1,318			1,318
Unearned Revenue	346	1,067		1,413
Other long-term liabilities	(15)			(15)

Net Cash Provided by Operating Activities	4,069	(6,399)		(2,330)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(3,548)	(2,420)		(5,968)

Net Cash used in Investing Activities	(3,548)	(2,420)		(5,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	15,250			15,250
Repayment of long-term debt	(1,214)			(1,214)
Payments for cost of financing	(176)			(176)
Payments on capital leases	(16)	(97)		(113)
Advances to related company	(9,204)		9,204
Advances from related company		9,204	(9,204)
Distributions to member	(60)			(60)

Net Cash Provided by (used in) Financing Activities	4,580	9,107		13,687

NET INCREASE (DECREASE) IN CASH	5,101	288		5,389

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	2,215	132		2,347

CASH AND EQUIVALENTS - END OF PERIOD	$7,316	$420		$7,736

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 12, 2006, Palace Entertainment Holdings, Inc. (“Company”) a Delaware company acquired Festival Fun Parks LLC (“FFP”). The Company is a 100% owned subsidiary of Palace Holdings Group. LLC (“Holdings”), which is primarily owned by MidOcean Partners. LP (“MidOcean Partners”) a New York and London based private equity firm. FFP is a Delaware limited liability company formed on June 23, 1998. with Palace Entertainment, Inc. (“PAL”) being the sale member prior to acquisition. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”). At June 30, 2006 and 2005, the company owned and operated 32 FECs and WPs (“Parks”) Of the 32 Parks currently owned at June 30, 2006, 16 are located in California, five are located in Florida, four are located in Texas, and two each are located in Georgia and New York, and one each in North Carolina, New Jersey and New Hampshire. Revenue earned from the Parks located in California represents approximately 48.7% and 48.04% in the aggregate of the Company’s revenues for the six months ended June 30, 2006 and 2005, respectively. Eight of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature theme park. The other 23 Parks generally feature such attractions as miniature golf, batting cages, kiddy parks, go-carts, and video arcades.

We are one of the largest operators of WPs and FECs in the United States, based on the number of Parks operated. As of June 30, 2006, we operated a geographically diverse portfolio of 32 Parks in eight states with an attendance that we estimate to be in excess of 10 million guests in 2005. Each of our Parks is a well-established business with a long operating history, with our WPs and our FECs having been in operation for an average of over 23 years and 17 years, respectively. We operate our Parks under several established brand names such as Wet ’N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs® and Boomers!®.

Our typical WP offers 15 to 25 rides and attractions including variable depth pools, water slides, wave pools, action and “lazy” rivers, tube rides and water-themed adventure areas, as well as interactive children’s play areas. We generate revenue in our WPs from general admission ticket sales, the sales of food, beverages and souvenir items and stroller and locker rentals.

With locations in California, Florida, Georgia, New York and Texas, our FECs offer a variety of attractions, including some or all of the following: miniature golf courses, go-karts, bumper boats, thrill rides, state-of-the-art arcade games, redemption games, batting cages, rock walls, laser tag and kiddie rides. Two of our FECs offer dragster racing on six racing tracks. Our FECs typically do not charge a general admission fee; guests only pay for those games they wish to utilize. Additionally, under certain promotions, we offer bundled pricing and group packages. Our FECs generate revenues from attractions and the sales of food, beverages and merchandise.

Attendance at our Parks is the key driver of our revenues and profitability. Adverse weather conditions significantly reduce our guests’ attendance. In addition, our Parks also are subject to changing consumer tastes, preferences and demands, which directly affect attendance and per capita spending. In general, we compete indirectly with all phases of the entertainment and recreation industry within our primary markets, including movie theaters, bowling alleys, skating rinks, sporting events, restaurants, zoos, museums, carnivals, aquariums, resorts, natural and historical attractions and playgrounds.

In order to anticipate and adapt to changing consumer preferences and maintain and increase attendance, we must invest in new rides, amusements, arcade games and attractions. Such investments require capital availability and spending on our part, and we estimate that a significant new ride at one of our WPs may cost between $500,000 to $1.5 million. For the six months ended June 30, 2006, and year ended December 31, 2005 we spent $4.4 million and $2.6 million, respectively on new rides and attractions.

Our operating costs and expenses consist of the following: cost of revenue, which primarily includes costs of products sold like food and beverage, arcade redemption prizes and merchandise; salaries and benefits, which include the costs of our park level fulltime and part time employees; operating and maintenance, which include outside services, supplies, spare parts, and utilities; rent (a portion of which are percentage rents) and property taxes, which includes all park level rent and property tax expenses (offset by rental income earned from the sublease of building space and/or land); selling, general and administrative expenses, which includes all corporate overhead including corporate salaries, office rent, insurance costs and fees to outside professional service providers, other operating costs which include all advertising, promotion and marketing program expenses (including television, radio and print advertising); and depreciation and amortization, which is primarily related to our leasehold improvements. All of our facilities are on leased property. Certain of our expenses are relatively fixed, and costs for full-time employees, outside services, maintenance, utilities, insurance, depreciation and amortization and occupancy costs do not vary significantly with attendance. We add significant numbers of seasonal employees during the warmer months of the year, primarily from Memorial Day to Labor Day. Our workforce consists primarily of high-school aged young adults and teachers who work on an hourly basis during our operating season for our WPs and year-round with peak summer employment for our FECs. A significant number of our hourly personnel at our facilities are paid at rates related to the federal minimum wage. Under federal and state child labor laws, we are regulated in the number of hours, the times and the types of jobs that youths up to the age of 18 are permitted to work.

Our eight WPs and one nature park have gated entrances, which allow us to track admissions and per capita spending for these Parks. We generally do not track attendance and per capita spending for our 23 non-gated FECs.

Our business is highly seasonal. Typically, our WPs operate on an approximate 110-day operating season, generally from Memorial Day through Labor Day, and though our FECs are open year-round, there is also significantly greater attendance at our FECs during this period and other periods when children are out of school. In 2005, our WP with the longest operating period was open for 141 days while our park with the shortest operating period was open for 79 days. As a result, more than 75% of our revenues are generated during the second and third calendar quarters of each year. We believe that the spending at our Parks varies widely among our customers based on age and other demographic factors, and the location and nature of the attractions of the park.

Our business is concentrated geographically and by the size of our Parks. Sixteen of our Parks are located in California and accounted for 49% and 48% of our revenue for the six months ended June 30, 2006 and June 30, 2005, respectively. In addition, two of our WPs accounted for 18% and 17% of our revenue for the six months ended June 30, 2006 and June 30, 2005, respectively.

Our strategic initiatives after the acquisition of FFP by the Company and related transactions include implementing several near-term expense reduction initiatives. As part of these initiatives we plan to shift to a regional organizational structure as well as focus on better leveraging our full time WP employees on a year-round basis. We believe these two initiatives will allow us to reduce our park level management expenses. Additionally, we plan to relocate the corporate offices to a less expensive location, or sublet a portion thereof, which we expect will reduce corporate office rent expense. We expect general and administrative expenses to increase due to additional headcount in finance and additional audit and legal fees as a result of our becoming a reporting company in connection with the registration of the notes. We also intend to increase spending on marketing, including concerts and other events.

In connection with the acquisition of FFP by the Company, we incurred certain one-time transactional and restructuring expenses. These include but are not limited to expenses associated with consulting service agreements with members of existing management, severance costs and moving expenses.

The period April 13, 2006 to June 30, 2006 reflect the results of operations by the Company following the acquisition of FFP while the periods April 13, 2006 reflect the operations of FFP under the ownership of PAL.  Therefore, the periods are not comparable.  However, for the purpose of comparing the operations for the three and six months ended June 30, 2006 and 2005, the pre-acquisition and post-acquisition periods in 2006 have been combined in the discussions below:

Comparison of Three Months Ended June 30, 2006 and 2005

We incurred net losses of $12.5 million (combined) and $4.5 million for the three months ended June 30, 2006 and 2005, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	(1) Three months ended June 30,
	Combined
$ in thousands	2006	2005
Statement of operations:
Revenues
FECs	$24,317	$23,404
WPs	17,746	18,063
Total revenues	42,063	41,467
Operating costs and expenses
Cost of revenue	32,123	29,664
% of Revenues	76.4%	71.5%
(Gain) / Loss on disposal of assets	—	195
Selling, general and administrative	5,868	5,838
% of Revenues	13.9%	14.0%
Depreciation and amortization	4,599	4,420
Total operating costs and expenses	42,590	40,117
Operating profit (loss)	(527)	1,350
Interest and other expense, net	4,825	5,859
Income tax expense	44	—
Net loss	$(5,396)	$(4,509)

(1) Combined is defined as the cumulative total of the pre and post acquisition results of operations for the three months ended June 30, 2006.

We have two reportable segments, WP’s and FEC’s. The accounting policies of the segments are the same as those described in critical accounting policies below. Net loss of segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	Three months ended June 30,
	WPs		FECs
	Combined		Combined
($ in thousands)	2006	2005	2006	2005
Revenues, net	$17,746	$18,063	$24,317	$23,404
Segment-level EBITDA(1)	160	1,817	6,418	6,368
Segment-level capital expenditures	2,558	1,964	1,333	2,499

(1)  Segment-level EBITDA information (defined as Earnings Before Interest, Taxes, Depreciation, and Amortization) is presented because we believe such measure is useful for assessing the performance of our ongoing activities and certain investors may use such measure as supplemental information to evaluate our ability to generate cash. We believe that Segment-level EBITDA is a meaningful measure of park-level operating profitability of our business segments because we use it for measuring returns on capital investments, and evaluating potential acquisitions. The definition of Segment-level EBITDA used in this quarterly report may not be comparable to the definitions of similarly titled measures used by other companies.

	Three months ended June 30,
	Combined
	2006	2005
WP operating data:
WP attendance	657,601	686,896
Revenue per guest (“Per Capita Spending”)	$26.99	$26.29

Revenue.  Revenue for the three months ended June 30, 2006 totaled $42.1 million compared to $41.5 million for the same period in 2005, an increase of $0.6 million or 1.5%. The increase in 2006 resulted primarily from a 3.9% increase in FEC revenues which were driven by improved service levels and the overall park appearance.  This increase is offset by a drop in revenues due to slightly lower attendance in our WP’s caused primarily by inclement weather in the first few weeks of the season.

Cost of revenue.  Our park level operating expenses totaled $32.1 million for the three months ended June 30, 2006 compared to $29.7 million for the same period in 2005, an increase of $2.4 million or 8.1%. The increase in operating expenses was largely driven by management’s planned acceleration of spending prior to the summer operating season to catch-up on deferred maintenance and other one-time expenditures at the WP’s and FECs.  We believe that the Company’s performance should continue to benefit from these expenditures over the remainder of the summer and fall seasons. The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.1million or 2.6% for the three months ended June 30, 2006 compared to the same period in 2005 primarily due to costs for incremental food, beverage and merchandise relating to the increase in revenues.

•                  Salaries and benefits increased $0.2 million or 1.5% for the three months ended June 30, 2006 compared to the same period in 2005 due primarily to increased man hours of hourly employees to service higher attendance levels and to strengthen customer service efforts in the FEC’s.  In addition, in the water park division we began pre-opening preparations earlier in 2006 than in 2005 in order to be better prepared for the summer season.

•                  Operating and maintenance costs increased $2.0 million or 27.0% for the three months ended June 30, 2006 compared to the same period in 2005 due primarily to accelerated park opening preparations in our WP division, and costs incurred to improve the appearance of our FECs as previously mentioned.  Further exaggerating the comparison was the lower spending at the WP’s during the 2005 three month period which were primarily driven by the liquidity constraints of the prior capital structure.

•                  Rent and property taxes increased $0.1 million or 2.6% due primarily to increases in rent tied to inflation or park performance, as well as slight increases in property taxes tied to statutory rate increases.  Included in rent and property tax expense were $0.1 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, of rent expense not currently due.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $5.9 million for the three months ended June 30, 2006 compared to $5.8 million for the same period in 2005, an increase of $0.1 million or 1.7%. The increase was primarily driven by the $.5 million stock compensation expense recorded in the period April 13 to June 30, 2006 and costs associated with corporate reorganization and transition costs following the acquisition.  This was offset by a decrease in marketing costs of $0.3 million related mostly to the FEC Segment.  Selling, general and administrative costs in 2005 included costs associated with preparing FFP for sale.

Depreciation and amortization.  Depreciation and amortization expenses increased $.2 million or 4.0% for the three months ended June 30, 2006 compared to the same period in 2005 primarily related to the adjustments of property and equipment as well as intangibles to fair market value as a result of the acquisition.

Interest expense, net.  Interest expense, net totaled $4.8 million for the three months ended June 30, 2006 compared to $5.9 million during the same period in 2005, a decrease of $1.1 million or 18.6%.  The decrease in interest expense resulted primarily from the debt levels as compared to the prior year.

Loss from operation.  The foregoing resulted in a loss from operations of $5.4 million for the three months ended June 30, 2006 and $4.5 million for the same period in 2005.

Comparison of Six Months ended June 30, 2006 and 2005

We incurred net losses of $21.9 million and $19.6 million for the six months ended June 30, 2006 and 2005, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	Six months ended June 30,
	Combined
$ in thousands	2006	2005
Statement of operations:
Revenues
FECs	$41,421	$39,998
WPs	21,438	21,449
Total revenues	62,859	61,447
Operating costs and expenses
Cost of revenue	55,397	51,147
% of Revenues	88.1%	83.2%
(Gain) / Loss on disposal of assets	0	173
Selling, general and administrative	9,680	9,438
% of Revenues	15.4%	15.4%
Depreciation and amortization	8,779	8,722
Total operating costs and expenses	73,856	69,480
Operating loss	$(10,997)	(8,033)
Interest and other expense, net	10,827	11,599
Income tax expense	44	0
Net loss	$(21,868)	$(19,632)

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net loss of segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	Six months ended June 30,
	WPs		FECs
	Combined		Combined
($ in thousands)	2006	2005	2006	2005
Revenues, net	$21,438	$21,449	$41,421	$39,998
Segment-level EBITDA(1)	(4,972)	(2,644)	8,040	8,148
Segment-level capital expenditures	4,843	2,500	2,405	3,420

(1)  Segment-level EBITDA information (defined as Earnings Before Interest, Taxes, Depreciation, Amortization), is presented because we believe such measure is useful for assessing the performance of our ongoing activities and certain investors may use such measure as supplemental information to evaluate our ability to generate cash. We believe that Segment-level EBITDA is a meaningful measure of park-level operating profitability of our business segments because we use it for measuring returns on capital investments, and evaluating potential acquisitions. The definition of Segment-level EBITDA used in this quarterly report may not be comparable to the definitions of similarly titled measures used by other companies.

	Six months ended June 30,
	Combined
	2006	2005
WP operating data:
WP attendance	833,164	846,885
Revenue per guest (“Per Capita Spending”)	$25.73	$25.32

Revenue.  Revenue for the six months ended June 30, 2006 totaled $62.9 million compared to $61.4 million for the same period in 2005, an increase of $1.5 million or 2.4%. The increase in 2006 resulted primarily from a 3.6% increase in FEC revenues which were driven by improved service levels and the overall park appearance.  This increase is offset by a drop in revenues due to slightly lower attendance in our WP’s caused by inclement weather in the first few weeks of the season.

Cost of revenue.  Our park level operating expenses totaled $55.4 million for the six months ended June 30, 2006 compared to $51.1 million for the same period in 2005, an increase of $4.3 million or 8.4%. The increase in operating expenses was largely driven by management’s planned acceleration of spending prior to the summer operating season to catch-up on deferred maintenance and other one-time expenditures at the WP’s and FECs.  We believe that the Company’s performance should continue to benefit from these expenditures over the remainder of the summer and fall seasons. The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.2 million or 3.9% for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to costs for incremental food, beverage and merchandise relating to the increase in revenues.

•                  Salaries and benefits increased $0.8 million or 3.1% for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to increased man hours of hourly employees to service higher attendance levels and to strengthen customer service efforts in the FECs.  In addition, in our WPs we began pre-opening preparations earlier in 2006 than in 2005 in order to be better prepared for the summer season.

•                  Operating and maintenance costs increased $2.9 million or 21.0% for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to accelerated park opening preparations in the WP division, and costs incurred to improve the appearance of our FEC s as previously mentioned.  Further exaggerating the comparison was the lower spending at the WP’s during the 2005 six month period which were primarily driven by the liquidity constraints of the prior capital structure.

•                  Rent and property taxes increased $0.4 million or 3.1% due primarily to increases in rent tied to inflation or park performance, as well as slight increases in property taxes tied to statutory rate increases.  Included in rent and property tax expense were $0.1 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, of rent expense not currently due.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $9.7 million for the six months ended June 30, 2006 compared to $9.4 million for the same period in 2005, an increase of $0.2 million or 2.1%. The increase was primarily driven by the $.5 million stock compensation expense recorded in the period April 13 to June 30, 2006 and costs associated with corporate reorganization and transition costs following the acquisition.  This was offset by a decrease in marketing costs of $0.3 million related mostly to the FEC Segment.  Selling, general and administrative costs in 2005 included costs associated with preparing FFP for sale.

Depreciation and amortization.  Depreciation and amortization expense was $8.7 million in both periods ended June 30, 2006 and June 30, 2005.

Interest expense, net.  Interest expense, net totaled $10.6 million for the six months ended June 30, 2006 compared to $11.6 million during the same period in 2005, a decrease of $1.0 million or 8.8%.  The decrease in interest expense resulted primarily from the debt levels as compared to the prior year.

Loss from operation.  The foregoing resulted in a loss from operations of $21.9 million for the six months ended June 30, 2006 and $19.6 million for the same period in 2005.

Liquidity and capital resources

During the six months ended June 30, 2006 and 2005, net cash (used) by operating activities was $2.4 million and $2.3 million, respectively. Because our business is seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above.

Net cash used in investing activities was $44.9 million and $6.0 million for the six months ended June 30, 2006 and 2005, respectively, primarily driven by funds disbursed for the acquisition.

Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $31.5 million and $12.1 million, respectively, driven mainly by issuance of long term debt to fund the acquisition, capital expenditures and operating losses.

We plan to increase our spending on capital expenditures as compared to prior periods as we continue to invest to improve the appearances and facilities at some of our Parks and to drive growth at WPs and FECs. Capital spending through June 30, 2006 has focused on the WPs in advance of the operating season. During 2006, we expect to spend between $10.0 and $12.0 million on capital expenditures, and any amounts not spent in 2006 may be carried over to the 2007 capital expenditure budget.

In connection with the acquisition of FFP by the Company, we incurred substantial amounts of debt, including amounts outstanding under the Notes and our senior secured revolving credit facility. As of the closing of the acquisition, we had total debt of approximately $163.6 million comprised of $150.0 million of Notes, $12.0 million of seasonal borrowings on our new revolving credit facility, and $1.6 million of capital leases. Interest payments on this indebtedness will significantly reduce our cash flow from operations. However, as a result of the refinancing of our debt in connection with the acquisition from the proceeds of the equity contribution and the Notes, we expect our annual interest expense to decrease and we will no longer be subject to annual debt amortization payments; these debt amortization payments totaled approximately $5.2 million in 2005.

Our new senior secured revolving credit facility consists of a $40.0 million revolving credit facility (such availability reduced by the $4.5 million of issued but undrawn letters of credit), with $12.0 million drawn at close to fund the operations of FFP between February 1, 2006 and the closing of the acquisitions. Due to the seasonal nature of our business, we are dependent upon our revolving credit facility to fund off-season expenses with seasonal borrowings typically peaking during our fiscal second quarter. Our ability to borrow under the revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change.

The degree to which we are leveraged could adversely affect our liquidity. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or significant local competitive events that significantly reduce paid attendance and, therefore, revenue at any of our Parks. In addition, our anticipated cash flows could be materially adversely affected by the occurrence of certain of the risks described in “Risk factors.” In that case, we would need to seek additional financing.

We believe, based on historical and anticipated operating results, that cash flows from operations, available cash and available amounts under the new senior secured revolving credit facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt requirements for the forseeable future.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual obligations

The following table summarizes the timing of our required payments due under various contractual obligations as of June 30, 2006 on a pro forma basis, giving effect to the acquisition and the offering of the notes:

($ in thousands)	Less than One Year	One Year to Three Years	Thereafter	Total

As of June 30, 2006 (pro forma):
Long-term debt including interest	$8,156	$40,781	$198,938	$247,875
Revolving Line of Credit	—	9,169	—	9,169
Capital lease obligations including interest	902	718	—	1,620
Park and office leases(1)	14,428	39,981	238,581	292,990
	$23,486	$90,649	$437,519	$551,654

(1)  Does not include annual rent escalations associated with the consumer price index or any percentage rent in excess of minimum levels. In 2005, our total rent payments were $15.7 million. See footnote 12 in Notes to Condensed Consolidated Financial Statements. Commitments and contingencies” in the financial statements included in Item 1.

Impact of inflation

Substantial increases in costs and expenses could affect our operating results to the extent it may not be possible to pass such increases along to our guests. In particular, increases in labor, supplies and utility expenses could have an impact on our operating results. The majority of our employees are seasonal and are paid hourly rates, which, although not tied directly to federal and state minimum wage laws, experience incremental increases as minimum wage rates increase. Our history of being able to pass along cost increases to guests through increases in admission, food, merchandise and other prices is limited. We believe that the effects of inflation, if any, on our operating results and financial condition have been and will continue to be minor over the next 12 months.

Recently issued accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of SFAS No. 154 is not expected to have an impact on our financial statements.

In December 2005, the Company adopted FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, which clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity. This interpretation also states that the fair value of a liability for the conditional asset obligation should be recognized when incurred. The initial adoption of FIN 47 was not material to the Company’s financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes, Accounting for Stock Issued to Employees (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative to financial statement recognition.  Non-public entities are required to adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual reporting period that began after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006.  The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue pro during transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  This EITF becomes effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of EITF 06-3 and its impact on the Company’s consolidated financial statements.

Critical accounting policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important in the portrayal of our consolidated financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition.  We recognize revenue at the point of sale to a customer or over the period that the customer receives the benefit. Certain of our Parks sell season tickets and annual passes. Revenue from season ticket sales is recognized on a straight-line basis over the period of time that the related park is open and revenue from annual passes is recognized on a straight-line basis over 12 months. All other revenues are generally recognized on a daily basis on actual guest spending at our facilities.

Self-insurance reserves.  Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred, but not paid, each period that are not covered by third-party insurance. These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims, and are recorded only when a loss is probable and reasonably estimatable, in accordance with SFAS No.5, Accounting for Contingencies. These reserves are periodically reviewed for changes in these factors and adjustments are made as needed.

Property and equipment.  Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases in which we determine that the useful life of property and equipment should be shortened, we depreciate the net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense.

Valuation of long-lived and intangible assets and goodwill.  Long-lived assets are carried at the lower of historical cost less accumulated depreciation or estimated fair value. Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, we recognize an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. We estimate the fair value using available market information or other industry valuation techniques such as present-value calculations. We did not record any impairment losses for the six months ended June 30, 2006 and 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.  Our market risks relate primarily to changes in interest rates. Our new senior secured revolving credit facility carries floating interest rates that are tied to the LIBOR rate and the Prime rate and therefore, the consolidated financial statements will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses between $0 and $0.4 million annually, depending on the average carrying balance of the facility. We historically have not engaged in interest rate hedging activities.

Currency Exchange Rates.  We are not exposed to currency exchange rate risks.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, until December 31, 2007, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls.  There were no material changes in the Company’s internal control over financial reporting during the second quarter.

PART II.
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in routine claims and lawsuits arising in the ordinary course of business. In particular, we face numerous claims relating to personal injuries purported to have been received as a result of incidents occurring at our Parks, such as at our water attractions and on our miniature race cars, high speed batting cages, bumper boats and laser tag venues at our FECs. A number of personal injury claims also involve purported “slip and fall” type incidents. We also have a number of workers compensation claims pending at a given time as a result of the nature of our employees’ work. We are not currently subject to any proceedings that we believe will materially adversely affect our business.

We received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by us at our Dallas SpeedZone® FEC in connection with the widening of Interstate 35 E. We are currently reviewing our options and have retained legal counsel to advise and assist us through this process. In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at our Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. While we do not believe that any of our attractions at this FEC will be affected, our landlord has claimed the full amount of damages incurred because of the condemnation and our lease does not provide for rent abatement.

Item 1A. RISK FACTORS

Risks related to our business

Adverse weather conditions result in reduced attendance at our Parks, which materially reduces our revenues and profitability.

Adverse weather conditions significantly reduce our guests’ attendance because most of the attractions at our Parks are outdoors. Attendance at our Parks is the key driver of our revenues and profitability, and reduced attendance directly and negatively affects revenues and profitability. Prolonged bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our Parks, which materially and adversely affects our revenues and profitability.

Major earthquakes, hurricanes and other instances of severe weather or other natural phenomena would cause significant losses.

Our Parks are subject to interruption in their operating season, decreases in consumer entertainment spending and damage and destruction to park property as a result of severe local weather conditions or other natural phenomena. Many of our Parks are located in California and could be materially and adversely affected by damage resulting from a major earthquake. The occurrence of hurricanes, which typically occur in the summer months, particularly in the Southeast U.S., could cause significant damage to our Parks in that area of the country, which could materially and adversely affect our overall business. For example, in 2005 our Destin, Florida water park experienced an interruption in its operations which cost us approximately $1.0 million (before insurance) due to hurricane Dennis and our Dania, Florida FEC suffered damage of approximately $1.0 million (before insurance) due to hurricane Wilma. Our insurance may not be sufficient to cover the costs of repairing or replacing damaged equipment and we may suffer a significant decline in revenues if any of our Parks or attractions is closed for an extended period of time. In addition, prolonged drought conditions may subject us to restrictions on our use of water, which is essential for the operation of our WPs. Any such restrictions could materially and adversely affect our business and our results of operations.

Accidents and disturbances at our Parks could cause materially decreased attendance, revenues and profitability.

Because all of our WPs feature “thrill rides,” attendance at the WPs and, consequently, revenues may be adversely affected by any serious accident or similar occurrence with respect to a ride. Our FECs feature attractions such as miniature race cars, high speed batting cages, bumper boats and laser tag that pose a possible risk of serious personal injury. If a serious personal injury were to occur at one of our Parks, attendance at the Parks and, consequently, revenues might be materially adversely affected. We cannot assure you that such accidents and injuries will not occur, that attendance will not be adversely affected if they do occur, or that our insurance will adequately cover the costs stemming from such accidents and injuries, or other disturbances and incidents. Any of such disturbances or incidents could also adversely affect our image or the public’s perception of our Parks’ safety, leading to decreased attendance, revenues and profitability. In addition, accidents or injuries at WPs or other FECs or similar amusement Parks operated by our competitors may create a perception that our Parks and FECs are unsafe, which could cause a decline in attendance, revenues and profitability.

Instances of illness, as well as related negative publicity, could result in reduced guest attendance and materially and adversely impact our business.

Instances of waterborne illness, whether or not traced to our WPs, could naturally reduce guest attendance at our Parks materially. Claims of illness or injury relating to food quality or handling at the restaurants and food preparation centers at our Parks could also cause us to lose attendance materially. In addition, any negative publicity relating to these and other health related matters might affect consumers’ perceptions of our Parks and reduce guest visits to our Parks materially. Any of these events would materially and adversely impact our business.

The operating season at many of our Parks is of limited duration, which magnifies the impact of adverse conditions or events.

Our WPs generally operate during an approximate 110-day operating season, generally from Memorial Day through Labor Day, and, though our FECs are open year-round, there is also significantly greater attendance at our FECs during this period and other periods when children are out of school. As a result, more than 75% of our revenues are generated during the second and third calendar quarters of each year. Thus, when adverse conditions or events, including those described in the risk factors above, occur during these periods, particularly during the peak months of July and August, there is only a limited period of time which the impact of those conditions or events can be offset. Accordingly, such conditions or events occurring during these periods may have a disproportionately adverse effect upon our annual revenues.

Attendance and revenues at our Parks are subject to changing consumer preferences, and we must make investments in our Parks in order to attract consumers.

As with other types of recreational facilities and forms of entertainment, our Parks are subject to changing consumer tastes, preferences and demands. In general, we compete indirectly with all phases of the entertainment and recreation industry within our primary markets in California, Florida, Georgia, New Hampshire, New Jersey, New York, North Carolina and Texas, including movie theaters, bowling alleys, skating rinks, sporting events, restaurants, zoos, museums, carnivals, aquariums, resorts, natural and historical attractions and playgrounds. Any shifts in consumer preferences for alternative forms of entertainment to our Parks could materially and adversely affect attendance and our business.

In order to anticipate and adapt to the changing consumer preferences, we must continually invest in new and novel rides, amusements, arcade games and attractions. Such investments require capital availability and spending on our part, such as estimated costs ranging from $500,000 to $1.5 million for a significant new ride at one of our WPs. Under our previously existing capital structure, we had limited ability to make additional investments in certain our Parks, including the appearance and facilities of some of our FECs and in the attractions at some of our WPs and FECs. When we add new rides, attractions and games at our Parks, we may not be successful in predicting which of these rides, attractions and games will be popular. In addition, we may not have the funds necessary to make such investments.

A significant portion of our revenue is generated by our Parks in California and a small number of our WPs.

Sixteen of our Parks are located in California and accounted for 48 and 43% of our revenue for the six months ended June 30, 2006 and year ended December 31, 2005, respectively. In addition, five of our WPs accounted for 19% and 35% of our revenue during the same periods. As a result, if any of the events noted in these risk factors were to occur at our Parks in California as a whole, or at one of our five largest Parks by revenue, it could significantly reduce our revenue and EBITDA and materially and adversely affect us.

Our business may be harmed by general economic conditions and demographic factors.

Periods of economic slowdown or recession, whether national, regional or industry-related, may decrease the entertainment expenditures of our customer base. These periods may also be accompanied by decreased consumer demand for WPs and FECs. Our financial results may be adversely affected by changes in prevailing economic conditions, changes in interest rates, inflation, adverse employment conditions, the monetary and fiscal policies of the federal government and of state governments (with respect to any state in which one of our Parks is located) and other significant external events as well as changes in demographics in our markets. Actual or perceived fear of recession may also adversely affect our business since such fears tend to lead to increased savings by our target guest demographic, which leads to decreased discretionary spending, adversely affecting attendance at our Parks and our results of operations.

Significant competition in the amusement park industry could force us to reduce prices or lose market share.

Our Parks compete directly with other amusement and theme parks and indirectly with all other types of recreational facilities and forms of entertainment, including movie theatres, sports attractions and vacation travel within their market areas. All of these industries and the companies therein compete for the public’s limited leisure time and limited disposable income. To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. Certain of our existing competitors and potential competitors are larger and have substantially greater financial, marketing and other resources than we do. We might encounter competition from new FECs or WPs developed in the same geographic areas from which our Parks draw attendance.

Increases in losses for general liability and workers compensation claims could materially and adversely affect our business and operating results.

We utilize a combination of self-insurance and insurance coverage programs for property, casualty, workers’ compensation and health care insurance. Pursuant to such programs, we are responsible for a specified amount of claims (currently $1,000 per occurrence in self insurance for general liability and currently $500 per occurrence in self insurance for workers compensation claims) and we insure for claims above such limits. Any claims that we self-insure or for which we buy commercial insurance could increase. In addition, insurance may not be available to us on commercially acceptable terms or at all, or we could experience increases in the cost of such insurance. Any increase in the number of claims or amount per claim or increase in the cost of insurance could materially and adversely affect our results of operations.

We record a reserve for the self-insured portion of these risks based on estimates using known facts and historical industry trends. Changes in claims and our estimates result in increases in our self-insurance reserve in general, including for prior accounting periods. Such changes would require us to record expenses that could be material and adverse to our operating results.

Future acquisitions and/or park openings may expose us to unanticipated negative consequences.

We may explore opportunities for the acquisition or construction of WPs or FECs in the future. We may not be able to integrate effectively any WPs or FECs we acquire or build or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from such acquisitions or new parks. We may also be subject to unexpected claims and liabilities arising from such acquisitions or new parks. These claims and liabilities could be costly to defend, could be material to our financial position and might exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the businesses we acquire or develop could negatively impact our business and results of operations. Further, the benefits that we anticipate from these acquisitions or new parks or FECs may not be realized.

If we decide to close a facility, we would still be obligated to perform our obligations under the facility’s lease.

We lease all 32 of our existing Parks, and 30 of the 32 are under long-term leases that are not cancelable except in limited circumstances. In most of these leases, we are not permitted to cancel the lease if we close our operations at the Park because it is not profitable, if we are required to terminate our operations at that location due to changes in the laws or regulations applicable to our operations, or, subject to certain limited exceptions, if we suffer significant damage to our facilities as a result of a natural disaster or inclement weather. We expect additional FECs and WPs that we may acquire in the future to be subject to similar long-term, non-cancelable leases. If we decide to close an existing or future facility, we may nonetheless be committed to perform our obligations under the applicable lease which would include, among other things, payment of the base rent for the balance of the lease term, which would reduce our profitability and limit our ability to expand in other locations.

Our leases contain default provisions and certain of the leases relating to our park properties contain early termination provisions that, if enforced or exercised by the landlord, could significantly and adversely affect our operations at those Parks.

Each of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. The leases for our Mountain Creek water park in Vernon, New Jersey and our Mountasia™ FEC in Kingwood, Texas also contain termination provisions that allow the landlord to terminate the lease at the landlord’s option. Although, upon termination of the lease at its option, the landlord under our Mountain Creek lease must pay us the unamortized cost of the improvements that we constructed on the property plus four times EBITDA, as defined therein, for the park season that ended immediately prior to the date of termination, we cannot guarantee that such payments will be sufficient to compensate us for the loss of the Mountain Creek park. If a landlord were to terminate its lease on one of our Parks, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a termination may be expensive to pursue and may divert money and management’s attention from our other operations and adversely affect our financial condition and results of operations.

We are subject to environmental requirements that may adversely affect us.

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing wastewater discharges, the storage, handling, and disposal of hazardous materials and petroleum, and employee health and safety. We incur costs to comply with these laws which may require us to, for example, install and operate pollution control and hazardous material storage equipment, obtain permits, and file reports relating to our operations. From time to time, we may also be subject to fines and penalties for noncompliance with these requirements. As a lessee of real property and a generator of hazardous wastes, we are also subject to laws imposing liability for the investigation and cleanup of contaminated property, including our currently operated Parks as well as our formerly owned or operated properties and any offsite locations to which we have sent our wastes for disposal. These laws may impose liability without regard to whether we, as the lessee or generator, knew of or were responsible for the presence of the contamination. Soil and groundwater contamination by petroleum or other hazardous substances has been detected at several of our current park properties, and we cannot guarantee that we will not incur material costs related to these conditions or other conditions that may be discovered in the future. Building materials known or presumed to contain asbestos are present in structures, equipment and elsewhere at certain of our properties, and environmental laws may require us to incur costs relating to the removal or encapsulation of such material when it is in poor condition or in the event of construction, demolition, remodeling or renovation. All such environmental remediation and compliance costs may be significant and, if incurred, will negatively impact our profitability. Noncompliance with these or other environmental, health or safety requirements may result in the need to cease or alter operations at one or more of our Parks, which would result in the decreased attendance, revenues and profitability of those Parks. Failure to comply with environmental requirements could lead to administrative or judicial enforcement actions resulting in monetary sanctions, and/or orders to implement specific environmental protection measures.

Compliance with the Americans with Disabilities Act could require us to incur significant capital expenditures and litigation costs in the future.

The Americans with Disabilities Act of 1990, referred to as the ADA, and certain state statutes and local ordinances require, among other things, that places of public accommodation, including both existing and newly constructed parks, be accessible to customers with disabilities. The ADA generally requires that parks be constructed to permit persons with disabilities full use of a park and its facilities. While most of our Parks were constructed before the enactment of the ADA and are not subject to most of the requirements of the ADA, any change in law or interpretation of the ADA may require that certain modifications be made to existing Parks in order to make them accessible to patrons and employees who are disabled. In addition, when we make improvements at our Parks we may be required to comply with the ADA, which increases the cost of the improvements. Regulations have been proposed that would require that miniature golf courses such as those at some of our FECs be made accessible to wheel-chair bound guests. Although we have invested, and continue to invest, amounts in connection with ADA-required upgrades to our Parks, some of our Parks may be found to not comply with the ADA. We have been involved in some litigation related to one of our Parks and we are aware of several lawsuits that have been filed against other park operators by disabled guests alleging that certain park designs violated the ADA. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.

Under eminent domain laws and regulations of the various states in which our Parks are located, the government may seize all or a portion of the real property on which our Parks are located.

Pursuant to the eminent domain laws and regulations that exist in the states in which each of our Parks are located, state government authorities may seize all or a portion of the real property on which our Parks are located. This risk is increased due to the location of many of our Parks on real estate located near major highways. Such a seizure could result in considerable disruption and expense to us and cause us to shut down one or more of our attractions and/or could result in one or more of our Parks being forced to close or relocate. This may result in decreased attendance at or closure of the affected park, thereby negatively affecting our ability to generate revenues. The funds received from the state government as compensation for the seizure of the land may be inadequate to cover our losses resulting from any such seizure of land.

For example, our Dallas SpeedZone® FEC in Dallas, Texas received notice from the State of Texas Department of Transportation in 2004 of its intention to seize, for a state highway expansion project, a portion of the real property on which the Park is located. Though the seizure of the real property has not yet occurred, when it does, it will result in a disruption of our business and will force us to relocate one or more of our go-kart attractions to a place elsewhere on the property and force us to relocate the entrance to the Park. In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at our Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. While we do not believe that any of our attractions at this FEC will be affected, our landlord has claimed the full amount of damages incurred because of the condemnation and our lease does not provide for rent abatement.

We are dependent on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage and child labor laws.

Our workforce consists primarily of high-school aged young adults and teachers who work on an hourly basis during our operating season for our WPs and year round with peak summer employment for our FECs. The lack of availability of an adequate number of hourly employees during these times of peak employment and operation would adversely affect our operations.

We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage requirements, child labor laws, health benefits, unemployment and sales taxes, overtime and working conditions and citizenship requirements. A significant number of our hourly personnel at our facilities are paid at rates related to the federal minimum wage. Under federal and state child labor laws, we are regulated in the number of hours, the times and the types of jobs that youths up to the age of 18 are permitted to work. Accordingly, legislated increases in the federal minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines for violations of child labor laws or any other costs associated with employees, would increase the labor costs at our Parks, which could have a material adverse effect on our business.

Our business is subject to various other government regulations, non-compliance with which could result in park or attraction closures and/or fines.

We are subject to federal, state and local government regulation relating to the operation of our amusement park rides and food service facilities (including the sale of alcohol at certain of our Parks), as well as regulations relating to building and zoning requirements. For example, all the states in which we operate have agencies, such as the Division of Occupational Safety and Health in California and the Department of Agriculture and Consumer Services in Florida, that periodically examine our rides and attractions for compliance with safety regulations and will issue citations, assess fines and close rides and attractions if violations are found. In addition, we are subject to local health ordinances for the manufacture, handling, storage and labeling of food products in our restaurants. If we do not obtain or retain required licenses or permits, do not pass inspections of our attractions or comply with future changes in existing regulations, we may be required to close our Parks or attractions, prevented or delayed from opening new parks or attractions or subject to fines.

We are subject to liabilities and costs associated with our intellectual property.

We rely on trademarks and service marks to protect our brand name in our markets around the country. Many of these trademarks and service marks have been a key part of establishing our business in the community. We believe these trademarks and service marks have significant value and are important to the marketing of our Parks. There can be no assurance that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks and service marks, there can be no assurance that our trademarks and service marks do not or will not violate the proprietary rights of others, that our trademarks and service marks will be upheld if challenged, or that we will not be prevented from using our trademarks and service marks, any of which occurrences could harm our business. From time to time, we enter into agreements with third parties that permit us to use the intellectual property of such third parties at our Parks. There can be no assurance that if we enter into such agreements, we will be able to continue using such intellectual property past the expiration of such agreements. The third parties owning such intellectual property may not renew such agreements with us or may increase the cost for us to use such intellectual property to levels that make it cost prohibitive or economically unfavorable for us to continue such arrangements.

We are highly dependent upon key personnel to manage our business effectively and if we are unable to hire additional personnel or retain existing personnel, our operating results could suffer.

We are highly dependent on the principal members of our management, operations, sales and marketing and technical staff. The loss of any number of these members of management could have a material adverse effect on our operations. We do not have “key-man” life insurance relating to any of our executives. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. We face competition for such personnel from other companies and organizations. There is no assurance that we will be successful in hiring or retaining the personnel we require for continued growth.

We are owned by MidOcean Partners and their interests as equity holders may conflict with yours as a creditor.

MidOcean Partners and certain members of our senior management own us. Through their ownership, they will be able to cause, among other things, the election of a majority of the members of our board of directors. The interests of our equity holders might conflict with those of the holders of the Notes as under certain circumstances the holders of the Notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and may instead choose to take other actions, such as selling our assets.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Document

1.2

Joinder Agreement, dated as of April 12, 2006, by Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc., Splish Splash at Adventureland Inc., Family Fun Center Holdings LLC, Smartparks-San Jose Inc., Smartparks-Riverside Inc., Smartparks-San Dimas Inc., Raging Waters Group Inc., Wet N Wild Nevada Inc., Smartparks-Carolina Inc., Smartparks-Florida Inc., Smartparks-Silver Springs Inc. and Palace Management Company LLC (1)

3.1	Certificate of Formation of Festival Fun Parks, LLC. (1)
3.2	Second Amended and Restated Limited Liability Company Agreement of Festival Fun Parks, LLC (1)
3.5	Amended and Restated Certificate of Incorporation of Palace Entertainment Holdings, Inc. (1)
3.6	By-laws of Palace Entertainment Holdings, Inc. (1)
4.1	Indenture, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc. and Wells Fargo Bank, National Association. (1)
4.2

Registration Rights Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc., the other guarantors listed in Schedule 1 thereto, J.P. Morgan Securities Inc. and Jefferies & Company, Inc. (1)

10.1	License Agreement, dated as of April 12, 2006, by and between Festival Fun Parks, LLC and Vision Maker, LLC. (1)
10.2	Employment Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and John A. Cora. (1)(2)
10.3	Employment Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and Daniel S. Martinez. (1)(2)
10.4	Amended and Restated Agreement, dated as of April 12, 2006, by and between Festival Fun Parks, LLC and James Cleary. (1)(2)
10.5

Credit Agreement, dated as of April 12, 2006, among Festival Fun Parks, LLC, as Borrower Representative, the Borrowers signatory thereto, the other Credit Parties signatory thereto, the Lenders party thereto from time to time and General Electric Capital Corporation as Agent and Lender. (1)

10.6	Professional Services Agreement, dated as of May 30, 2006, by and among James A. Burk, Festival Fun Parks, LLC and Palace Entertainment Holdings, Inc. (1)(2)
10.29	Employment Agreement, dated as of May 22, 2006, by and between Festival Fun Parks, LLC and Todd R. Wulffson. (1)(2)
10.30	Letter Agreement, dated as of May 22, 2006, by and between Festival Fun Parks, LLC and Todd R. Wulffson. (1)(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference to the Registration Statement on Form S-4 filed June 16, 2006, File No. 333-135091.

(2)	Denotes management contract or compensatory plan or arrangement.

(3)

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FESTIVAL FUN PARKS, LLC

/s/ John A. Cora
By: John A. Cora
Its: Chief Executive Officer and President
(Principal Executive Officer)
Dated: August 16, 2006

FESTIVAL FUN PARKS, LLC

/s/ James A. Burk
By: James A. Burk
Its: Chief Financial Officer

Dated: August 16, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document

1.2

Joinder Agreement, dated as of April 12, 2006, by Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc., Splish Splash at Adventureland Inc., Family Fun Center Holdings LLC, Smartparks-San Jose Inc., Smartparks-Riverside Inc., Smartparks-San Dimas Inc., Raging Waters Group Inc., Wet N Wild Nevada Inc., Smartparks-Carolina Inc., Smartparks-Florida Inc., Smartparks-Silver Springs Inc. and Palace Management Company LLC (1)

3.1	Certificate of Formation of Festival Fun Parks, LLC. (1)
3.2	Second Amended and Restated Limited Liability Company Agreement of Festival Fun Parks, LLC (1)
3.5	Amended and Restated Certificate of Incorporation of Palace Entertainment Holdings, Inc. (1)
3.6	By-laws of Palace Entertainment Holdings, Inc. (1)
4.1	Indenture, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc. and Wells Fargo Bank, National Association. (1)
4.2

Registration Rights Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc., the other guarantors listed in Schedule 1 thereto, J.P. Morgan Securities Inc. and Jefferies & Company, Inc. (1)

10.1	License Agreement, dated as of April 12, 2006, by and between Festival Fun Parks, LLC and Vision Maker, LLC. (1)
10.2	Employment Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and John A. Cora. (1)(2)
10.3	Employment Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and Daniel S. Martinez. (1)(2)
10.4	Amended and Restated Agreement, dated as of April 12, 2006, by and between Festival Fun Parks, LLC and James Cleary. (1)(2)
10.5

Credit Agreement, dated as of April 12, 2006, among Festival Fun Parks, LLC, as Borrower Representative, the Borrowers signatory thereto, the other Credit Parties signatory thereto, the Lenders party thereto from time to time and General Electric Capital Corporation as Agent and Lender. (1)

10.6	Professional Services Agreement, dated as of May 30, 2006, by and among James A. Burk, Festival Fun Parks, LLC and Palace Entertainment Holdings, Inc. (1)(2)
10.29	Employment Agreement, dated as of May 22, 2006, by and between Festival Fun Parks, LLC and Todd R. Wulffson. (1)(2)
10.30	Letter Agreement, dated as of May 22, 2006, by and between Festival Fun Parks, LLC and Todd R. Wulffson. (1)(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference to the Registration Statement on Form S-4 filed June 16, 2006, File No. 333-135091.

(2)	Denotes management contract or compensatory plan or arrangement.

(3)

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.