Form 10-Q
period 2006-11-01
Palace Entertainment Holdings, Inc.
filed 2006-11-15
CIK 1364580

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended October 1, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from           to           .

COMMISSION FILE NUMBER:  333-135091-12

Palace Entertainment Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	20-4503577
(State of incorporation)	(I.R.S. Employer Identification No.)

4590 MacArthur Boulevard, Suite 400
Newport Beach, California 92660	(949) 797-9700
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

There were 100 shares of common stock with a par value of $0.01 per share outstanding as of October 1, 2006.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Safe-Harbor Statement Under the Private Securities Litigation Reform Act of 1995)

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

•                  our level of indebtedness; and

•                  restrictions contained in our debt agreements;

You should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements which, as a result, may adversely affect the value of, and our ability to make payments on, our 10 7/8% Senior Notes due 2014. These risks and uncertainties may include those discussed in Part I, Item 2 and Part II, Item 1A of this report. New risks can emerge from time to time. It is not possible for us to assess all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given such risks and uncertainties, we urge you to read this report completely with the understanding that actual future results may be materially different from what we plan or expect.  The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited / in thousands except for per share amounts)

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	Successor	Predecessor
	Post-Acquisition	Pre-Acquisition
	September 30	December 31
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,049	$5,240
Inventories	2,254	3,295
Prepaid expenses and other current assets	7,216	3,901

Total current assets	28,519	12,436

Property and Equipment - Net	125,067	112,388

Goodwill	70,732	37,471

Intangible Assets - Net	20,136	—

Other Assets - Net	6,343	3,368

TOTAL	$250,797	$165,663

LIABILITIES AND SHAREHOLDER’S EQUITY OR MEMBER’S INTEREST

CURRENT LIABILITIES
Accounts Payable	$2,417	$2,706
Accrued Interest	7,741	610
Accrued wages and payroll taxes	2,260	2,485
Income taxes payable	9,504	—
Other accrued liabilities	7,594	7,155
Unearned revenue	956	1,342
Current portion of long-term debt	853	7,870

Total current liabilities	31,325	22,168

LONG-TERM DEBT - Less current portion	150,010	157,374

OTHER LONG TERM LIABILITIES	3,417	3,260

Total Liabilities	184,752	182,802

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY
Common Stock, $.01 stated value, 1000 shares authorized, 100 shares issued and outstanding
Additional Paid-in Capital	54,427
Retained Earnings	11,618

Total Shareholder’s equity	66,045

MEMBER’S INTEREST		(17,139)

TOTAL	$250,797	$165,663

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited / in thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Sucessor	Predecessor
	For the Three months	For the Three months
	ended	ended
	September 30, 2006	September 30, 2005

REVENUES - Net	$82,220	$78,466

OPERATING COSTS AND EXPENSES
Cost of Revenue	40,865	37,890
Selling, general and administrative	7,558	5,837
Gain on disposal of assets	—	(205)
Depreciation and amortization	4,728	5,129

Total operating costs and expenses	53,151	48,651

OPERATING INCOME	29,069	29,815

OTHER EXPENSE
Interest expense - net	4,216	10,139

INCOME FROM OPERATIONS	24,853	19,676

INCOME TAX PROVISION	9,520	73

NET INCOME	$15,333	$19,603

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited / in thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Successor	Predecessor
	Post-Acquisition	Pre-Acquisition	For the Nine
	April 13 to September 30	January 1 to April 12	months ended
	2006	2006	September 30, 2005

REVENUES - Net	$121,682	$23,397	$139,913

OPERATING COSTS AND EXPENSES
Cost of Revenue	70,072	26,190	89,038
Selling, general and administrative	13,030	4,208	15,274
Gain on disposal of assets	—	—	(32)
Depreciation and amortization	9,028	4,478	13,851

Total operating costs and expenses	92,130	34,876	118,131

OPERATING INCOME (LOSS)	29,552	(11,479)	21,782

OTHER EXPENSE
Interest expense - net	8,370	6,674	21,738

INCOME (LOSS) FROM OPERATIONS	21,182	(18,153)	44

INCOME TAX PROVISION	9,564	—	73

NET INCOME (LOSS)	$11,618	$(18,153)	$(29)

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005  (unaudited / in thousands)

	Successor	Predecessor
	Post-Acquisition For the Period April 13 to September 30, 2006	Pre-Acquisition For the Period January 1 to April 12, 2006	For the Nine months ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$11,618	$(18,153)	$(29)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,028	4,478	13,851
(Gain) on disposal of assets			(32)
Amortization of deferred financing costs and discount accretion	364	796	6,454
Financed Interest Payments		3,515	1,870
Share based Compensation	667
Deferred rent expense	218	36	207

Changes in net operating assets and liabilities:
Inventories	(65)	(214)	(181)
Prepaid expenses and other current assets	(3,384)	1,105	(2,238)
Other assets	1	8	(221)
Accounts payable	(2,121)	1,160	(883)
Accrued interest	7,655	436	1
Accrued wages and payroll taxes	(59)	(167)	582
Income taxes payable	9,504
Other accrued liabilities	2,849	(1,347)	506
Unearned Revenue	(380)	(6)	(388)
Other long-term liabilities	(120)	22	37

Net cash provided (used) by operating activities	35,775	(8,331)	19,536

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)
Purchases of property and equipment	(6,178)	(3,951)	(7,810)
Proceeds from disposal of assets			348

Net cash used in investing activities	(43,777)	(3,951)	(7,462)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260
Return of capital	(500)
Proceeds from long-term debt	163,500	13,100	25,750
Repayment of long-term debt	(189,095)	(767)	(32,629)
Payment for cost of financing	(5,575)		(176)
Payments on capital leases	(655)	(118)	(866)
Distributions to member		(57)	(60)

Net cash provided (used) by financing activities	21,935	12,158	(7,981)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,933	(124)	4,094

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,116	5,240	2,347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,049	$5,116	$6,500

Supplemental Disclosures of Cash Flow Information
Cash Paid For Interest	$650	$1,925	$12,886

Supplemental Disclosures of Non Cash Investing Activities
Property, Plant and Equipment included in Accounts Payable	$70	$—	$26

Supplemental Disclosures of Other Cash Activities

Reconciliation of the April 12, 2006 acquisition of Festival Fun Parks LLC

Current Assets	$6,020
Property & Equipment	127,859
Intangible Assets, Net	20,570
Goodwill	70,732
Other Assets	6,395
Payments to Previous Owners/Debtors	(33,774)
Current Liabilities	(15,232)
Other Long Term Debt	(4,169)
Equity Contribution	(54,000)
Pushed down debt used in acquisition	(162,000)

Payment for acquisition of FFP, net	$(37,599)

(See Footnote 3 for Acquisition)
See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, $ in thousands)

1.                      ORGANIZATION

Organization

On April 12, 2006, Palace Entertainment Holdings, Inc. (“Company”) a Delaware company acquired Festival Fun Parks, LLC (“FFP”).  The Company is a 100% owned subsidiary of Palace Holdings Group, LLC (“Holdings”), which is primarily owned by MidOcean Partners, LP (“MidOcean Partners”), a New York and London based private equity firm.  FFP is a Delaware limited liability company formed on June 23, 1998, with Palace Entertainment, Inc. (“PAL”) being the sole member prior to the acquisition. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”). At September 30, 2006 and 2005, the Company owned and operated 32 FECs and WPs (“Parks”). Of the 32 Parks owned at September 30, 2006, 16 are located in California, five are located in Florida, four are located in Texas, and two each are located in Georgia and New York, and one each in North Carolina, New Jersey, and New Hampshire. Revenue earned from the Parks located in California represents approximately 42%, in the aggregate, of the Company’s revenues for the nine months ended September 30, 2006 and 2005. Eight of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature theme park. The other 23 FECs generally feature such attractions as miniature golf, batting cages, kiddy parks, go-carts, and video arcades.

For financial reporting purposes, the Company uses a 52- or 53-week fiscal year. The fiscal periods presented, which ended October 1, 2006 and October 2, 2005, comprised 40 weeks, or three quarters of the fiscal year. The fiscal period ends on the Sunday nearest to September 30. For simplicity of presentation, the Company refers to the 40-week periods as ended on September 30.

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The acquisition of FFP by the Company (See Footnote 3) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations.  The purchase price has been “pushed-down” and allocated to the assets and liabilities of FFP.  Accordingly, the post-acquisition condensed consolidated financial statements reflect a new basis of accounting.  The Company’s Condensed Consolidated Statements of Operations and Cash Flows for the period ending April 12, 2006 and the Condensed Consolidated Balance Sheet as of December 31, 2005 reflect the operations of the Company prior to the acquisition of the FFP.  The blackline division on the financial statements is intended to signify that the reporting entities shown are not comparable.

We prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information reflects all normal and recurring adjustments that in the opinion of the Company’s management are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, consist of merchandise, uniforms and certain supplies, are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the following estimated lives:

Life
Buildings and leasehold improvements	20–38 years
Land improvements	7–10 years
Equipment and fixtures	1–10 years
Rides and attractions	5–15 years
Games	1–3 years

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

Long-Lived Assets

Long-lived assets are carried at cost less accumulated depreciation. Long-lived assets are evaluated for potential impairment at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. The Company estimates the fair value using available market information or other industry valuation techniques, such as present-value calculations. The Company has recorded no impairment losses for the nine months ended September 30, 2006 and 2005. In conjunction with the purchase of the Company long-lived assets were revalued at fair market value. (See Footnote 3)

Advertising

The Company expenses the costs of advertising, promotion, and marketing programs as incurred. These costs were $8,869 and $8,801, respectively, during the nine months ended September 30, 2006 and 2005. These costs were $4,476 and $4,005, respectively, for the three months ended September 30, 2006 and 2005.

Goodwill

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value-based test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires the Company to identify reporting units and to determine estimates of the fair value of the Company’s reporting units as of the date of the test for impairment. As of September 30, 2006, the Company’s reporting units consisted of two segments, FECs and WPs. As of September 30, 2006 and December 31, 2005, the reporting units consisted of 32 Parks. To conduct a goodwill impairment test, the fair value of the reporting segment is compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is recorded to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting segment is the amount for which the segment as a whole could be bought or sold in a current transaction between willing parties. The Company estimates the fair values of its reporting segments using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Determining the fair value of reporting segments and goodwill includes significant judgment by management and different judgments could yield different results.

The Company recorded no impairment losses for the nine months ended September 30, 2006 and 2005.

Intangibles

Trademarks are amortized over their estimated useful lives of 20 years and property leases are amortized over the terms of the related leases.

Financing Costs

Financing costs, which are included in other assets, are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the respective loan agreements. At September 30, 2006 and December 31, 2005, deferred financing costs were $5,524 and $2,934, respectively, net of accumulated amortization of $361 and $4,076, respectively. All debt outstanding as of the acquisition date was repaid and the related discounts were written off. Additionally, discount on loans is being amortized using the effective interest method over the term of the respective loan agreement.

Self Insurance Claims Liability

The Company is partially self-insured for its workers’ compensation and general liability programs. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported. As of September 30, 2006, the Company has five separate unused letters of credit totaling $4,325 to secure its obligations for workers’ compensation and general liability claims with three insurance carriers.

Unearned Revenue

Certain Parks sell season tickets and annual passes. These sales are recorded as unearned revenue upon the sale of tickets. Revenue on season tickets and annual passes is recognized based on usage of the tickets and passes.

Deferred Rent

Certain of the Company’s ground leases require minimum annual rent increases. Rent expense is recognized on a straight-line basis over the term of each lease. Under this method, the Company recognized $254 and $207 for the nine months ended September 30, 2006 and 2005, respectively, of rent expense not currently due. Such amounts are included in other long-term liabilities.

Stock-Based Compensation

The former parent of the Company issued stock options to the Company’s employees in 2002. Outstanding options and the related potential compensation amounts are immaterial, and were terminated in April 2006 in connection with the sale of the Company. Following the acquisition, Holdings adopted a new stock compensation plan and the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for the incentive units granted during the quarter. All awards granted, modified, or settled after the date of adoption will be accounted for using the measurement, recognition, and attribution provisions of SFAS No.123(R). Under the fair value recognition provision of this statement, share based compensation costs are measured at the grant date based upon the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite period that is the vesting period.  See Footnote 11 for a further description of the plan.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At various times during the nine months ended September 30, 2006 and 2005, the Company maintained cash balances in its general cash accounts in excess of Federal Deposit Insurance Corporation insurable limits; however, the Company places its cash with high credit quality financial institutions.

Seasonality

The business of the Company is highly seasonal. Generally, the WPs are open for a period from May through September. In addition, the Parks, other than WPs, are open year-round and generate higher revenues during the summer months.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No.154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of SFAS No. 154 is not expected to have an impact on the Company’s financial statements.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No.123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes, Accounting for Stock Issued to Employees (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. Non-public entities are required to adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual reporting period that began after December 15, 2005. The Company adopted SFAS No. 123(R) at the date of grant.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006.  The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of adopting SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have a material effect on its results of operations or financial position.

3.                                      ACQUISITION

In accordance with a definitive agreement dated February 21, 2006, the Company acquired FFP on April 12, 2006.  The preliminary aggregate purchase price of $212,175 was funded by the $53.5 million equity contribution by Holdings, issuance of $150,000 in aggregate principal amount of 10 7/8% Senior Notes (“Notes”) due in 2014 and a draw of $12,000 against the Company’s senior secured revolving credit facility (“Revolver”) (See Footnote 8).  Proceeds from this debt issuance was used to payoff all outstanding term debt in the amount of $173,177 as of April 12, 2006, less the remaining capital lease obligations of $1,635, to pay transaction related fees and costs, and to fund initial working capital for the Company.

The aggregate purchase price allocation is reflected on the accompanying Consolidated Balance sheet as of September 30, 2006.  The purchase price allocation is preliminary and will continue to be adjusted as final costs, independent appraisals and accounting effects are determined.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of September 30, 2006 based upon management’s estimates and with the support of an independent appraiser.

Current Assets	$6,020
Property, plant and equipment	127,859
Intangibles	20,570
Other assets	6,395
Goodwill	70,732
Current Liabilities	(15,232)
Other long term liabilities	(4,169)
Allocated purchase price, including related acquisition costs	$212,175

The excess of the adjusted purchase price over the fair value of the net assets acquired or goodwill has been assigned to our WPs and FECs in the amounts of $40,634 and $30,098 respectively.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS No.142, Goodwill and Other Intangible Assets.  For income tax purposes, the Company expects goodwill and other intangible assets to be amortized.

The trademarks are being amortized using a 20-year useful life.  The intangible asset related to the above market leases and the deferred credit related to the below market leases are being amortized over the related lease terms on straight-line basis over the individual remaining lease terms.

The following consolidated pro forma Income Statements cover the three-month period ended September 30, 2005, as well as the nine-month periods ended September 30, 2006 and September 30, 2005.

The pro forma adjustments reflect the purchase of the Company, the extinguishment of the prior debt and its replacement with the Notes and the Revolver.  The pro forma also adjusts interest expense based upon the terms of the agreements governing the Notes and the Revolver.  The financial information below also substitutes the Windward management fee with the MidOcean Partners advisory fee and adjusts for the effect of the directors/officers and representations/warranties insurance policies issued in connection with the sale transaction.

We have also adjusted depreciation/amortization for property and equipment, trademarks and leases based on the preliminary purchase price allocation.

Palace Entertainment Holdings Inc.

Consolidated and Condensed Proforma Income Statement

Nine Months Ended September 30, 2006

(Unaudited)

NINE MONTHS

REVENUES - NET	$145,079

OPERATING INCOME	2,839

NET INCOME	$2,779

Palace Entertainment Holdings Inc.

Consolidated and Condensed Proforma Income Statement

Three and Nine Months Ended September 30, 2005

(Unaudited)

	THREE MONTHS	NINE MONTHS

REVENUES - NET	$78,466	$139,913

OPERATING INCOME	26,444	6,843

NET INCOME	$26,371	$6,771

On a pro-forma basis for the three months period ended September 30, 2005 and the nine months period ended September 30, 2005 and 2006, the Company had no tax expense and a 0% effective tax rate due to recording a full tax provision.

4.                                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2006 and December 31, 2005, consist of the following:

	September 30	December 31
	2006	2005

Prepaid insurance	$1,399	$1,381
Prepaid rent	1,092	1,070
Accounts receivable	2,567	331
Other current assets	2,158	1,119

Total	$7,216	$3,901

5.                      PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 and December 31, 2005, consist of the following:

	September 30	December 31
	2006	2005

Land	$158	$158
Buildings and leasehold improvements	59,490	107,733
Equipment and fixtures	16,593	26,295
Games	4,472	15,686
Rides and attractions	52,362	64,997

Total	133,075	214,869
Less accumulated depreciation and amortization	8,766	103,523

Add construction in progress	758	1,042

Total	$125,067	$112,388

6.                      INTANGIBLE ASSETS

The goodwill was $70,732 and $37,471 for the period ending September 30, 2006 and December 31, 2005, respectively. The Company does not amortize goodwill which is subject to an annual impairment test pursuant to SFAS 142. For the nine months ended September 30, 2006 and September 30, 2005, there were no impairments to goodwill.

There were no Other Intangible Assets as of December 31, 2005.  The Company did have Other Intangible Assets that were subject to amortization as of September 30, 2006.   The following are the gross carrying amounts and accumulated amortization of the intangible assets subject to amortization as of September 30, 2006:

As of September 30, 2006

	Gross	Accumulated	Net
	Amount	Amortization	Amount

Amortizable intangible assets
Trademarks	$13,500	$(314)	$13,186
Property Lease	7,070	(120)	6,950

Total	$20,570	$(434)	$20,136

The future amortization on Trademarks and Property Leases as of September 30, 2006 are as follows:

Year Ending		Property
December 31	Trademarks	Leases	Total

2006 (3 months)	$169	$65	$234

2007	675	258	933

2008	675	258	933

2009	675	258	933

2010	675	258	933

Thereafter	10,317	5,853	16,170

Total	$13,186	$6,950	$20,136

7.                      OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2006 and December 31, 2005, consist of the following:

	September 30	December 31
	2006	2005

Worker’s compensation and general liability insurance	$3,182	$2,349
Accrued property tax	1,514	1,491
Accrued expenses	1,192	1,371
Other accrued liabilities	1,706	1,944

Total	$7,594	$7,155

8.                      LONG-TERM DEBT

Long-term debt at September 30, 2006 and December 31, 2005 consists of the following:

	September 30	December 31
	2006	2005

10 7/8% Senior Notes [1]	$150,000
Revolving line of credit - GE Capital [2]
Term loan A [3]		$8,773
Term loan B [3]		33,744
Term loan C [3]		2,500
Mezzanine debt [3]		81,929
Windward mezzanine debt [3]		4,716
Windward senior secured [3]		9,113
Revolving line of credit - Antares [3]		22,850
Capital lease obligations [4]	863	1,619

Total	150,863	165,244

Less current portion	853	7,870

Total long-term debt	$150,010	$157,374

[1]           10 7/8% Senior Notes

In connection with the April 12, 2006 acquisition of FFP by the Company, FFP issued its 10 7/8% Senior Notes, Series A, due April 12, 2014, which are fully and unconditionally guaranteed by the Company.  Interest is payable in semi-annual installments on October 15 and April 15 of each successive year.  The first payment was made on October 16, 2006.

[2]           Revolving line of credit – GE Capital

Revolving line of credit up to a maximum of $40,000, maturing no later than June 30, 2014.  Interest is payable periodically at the prime rate plus a margin of 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 2.75% based upon the Company’s election.  During July 2006, the Company paid the outstanding balance, which had a weighted average interest rate of 9.84%, to GE Capital.  There was no balanced owed to GE Capital as of September 30, 2006.  The margin can vary based on the Company’s debt to earnings ratio.  Under this revolving line of credit, the Company had certain letters of credit outstanding to secure its workers compensation and general liability insurance policies.  Letters of credit outstanding at September 30, 2006 was $4,325.

The revolving credit facility is secured by substantially all of the Company’s assets.

[3]           Other Indebtedness

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

Term Loan B

Term loans payable, in the original amount of $35,000, payable in installments of principal of $69 and $75 on March 31, 2006 and September 30, 2006, respectively, $88 on each quarterly period from September 30, 2006 through June 30, 2007, and $16,625 on September 30, 2007, and on December 31, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.75%–3.5% per annum or at LIBOR plus a margin of 4%–4.75% per annum, based on the Company’s election for specific periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through March 31, 2005, interest was payable at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rate was 9.67% per annum based on the LIBOR rate in effect and 10.75% per annum, based on the base rate, respectively. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

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

Revolving Line of Credit - Antares

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

[4]                                 Capital Lease Obligations

Capital lease obligations secured by applicable equipment with a net book value of $714 and $2,838 at September 30, 2006 and December 31, 2005, respectively, payable in periodic installments.

Aggregate future minimum payments for long-term debts as of September 30, 2006 are as follows:

	Long-Term	Capital
	Debt	Leases	Total

2006 (3 months)	$—	$6	$6
2007	—	919	919
2008	—	4	4
2009	—	3	3
2010	—	2	2
Thereafter	150,000	—	150,000

Total	150,000	934	150,934

Less amount representing interest on capital leases	—	71	71

Total long-term debt	150,000	863	150,863

Less current portion, net of interest on capital leases	—	853	853

Total long-term debt—noncurrent	$150,000	$10	$150,010

9.             401(K) PLAN

The Company has a 401(k) plan that covers substantially all management employees who meet certain eligibility requirements as to age and length of service. Matching contributions to the plan are at the discretion of the Company. For the nine months ended September 30, 2006 and 2005, no matching contributions were made to the plan.

10.          RELATED-PARTY TRANSACTIONS

A professional services agreement was in effect between the Company and MidOcean Partners as of September 30, 2006. The agreement provides for quarterly payments of $250. The term of this agreement is through April 12, 2016. Additionally, MidOcean Partners is entitled to reimbursement of expenses. As of  September 30, 2006, the Company had a prepaid balance of $81 relating to the services agreement.  As of December 31, 2005, FFP had accrued expenses of $493 related to a management agreement with Windward, the previous ownership group.

11.          STOCK COMPENSATION PLANS

The former parent of the Company issued stock options to Company employees in 2002.  Outstanding options and the related potential compensation were immaterial and were terminated as of April 12, 2006 pursuant to the sale of FFP.

As of September 30, 2006, Holdings has adopted a share-based compensation plan for certain management employees and directors of the Company. The Company has accounted for the fair value of these grants under this Plan in accordance with SFAS No. 123(R).

Under the Incentive Equity Unit Plan, Holdings may grant incentive units to selected management personnel and directors of the Company. Four classes of units have been authorized in the following amounts 4,081.12 class B-1 units, 6,801.87 class B-2 units, 2,720.75 class B-3 units and 1914.93 class C units. Units are granted at the discretion of the Board of Directors. The Class B units vest in equal 1/20th amounts at the end of each quarter following the grant date and the Class C units fully vest at the date of the grant. Vesting on the Class B units is accelerated in the event of a liquidating event, such as; the approved sale of the Company, including merger or consolidation as well as the sale of publicly traded securities of the Company. The accelerated vesting is subject to the achievement of specified internal rate of return and return on investment hurdles based on MidOcean Partners’ initial investment. Should those hurdles not be met at the time of the liquidating event, the shares will continue to vest quarterly over the rest of the original five year service period, with the exception of the B-2 units which will be forfeited on the date of the liquidating event if the hurdles are not met.

The Board of Directors at its sole discretion may repurchase the vested portion of terminated employees under certain conditions by establishing a fair market value for the units and applying the same internal rate of return and return on investment hurdles.

In March 2005, the SEC issued SAB No. 107 Share Based Payments, which provides guidance on the implementation of SFAS No. 123(R). The Company applied the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R). The volatility assumption used by the Company of 41.01 percent was determined by weighting the volatility of comparable public companies because the Company does not have historical stock prices for direct comparison. The volatility weighting was based on the implied volatility, the most recent 1-year volatility, and the median of the rolling 5-year volatilities. The risk-free interest rate of 4.9 percent that was used in the Monte Carlo Simulation model is based on the risk free rate of return that is equal to the yield of a five-year zero-coupon U.S. Treasury note as of June 2006. Management uses an expected dividend yield of zero in the Monte Carlo Simulation model, as it has no intention to pay any cash dividends in the foreseeable future. SFAS No. 123(R) requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses an estimated forfeiture rate based on the weighted average of different scenarios as historical data is not available and records stock-based compensation expense only for those awards that are expected to vest. A discount has also been calculated into the fair value of the units to account for the market requirement inherent in the units.

The compensation cost that has been charged against income for that Plan was $209 and $667 for the three months and nine months period ended September 30, 2006, respectively. As of September 30, 2006, there was $3,896 of total unrecognized compensation cost related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 4.96 years. Based on currently outstanding options, total stock-based compensation expense for fiscal year 2006 is expected to be approximately $864.

A summary of the units granted during the period and outstanding as of September 30, 2006 is presented below:

	B1	B2	B3	C
Outstanding as of April 12, 2006
Granted (units)	3.7	6.1	2.4	0.4
Exercised
Forfeited
Outstanding at end of period (units)	3.7	6.1	2.4	0.4
Options exercisable at period-end
Weighted-average fair value of options granted during the year	$482	$308	$201	$1,000

As of September 30, 2006, 5% of the outstanding class B units and 100% of the outstanding class C units were fully vested.

During the three months ended September 30, 2006, there were no stock grants or stock based units granted.

12.          COMMITMENTS AND CONTINGENCIES

Lease Expense

As of September 30, 2006, the Company leases the land for all 32 Parks. Of the 32 Parks, 30 lease the land from third parties under noncancelable operating leases that expire on various dates through 2041 and two lease the land from third parties under operating leases with a termination option by the respective landlords. The ground leases for certain of the Parks require the Company to pay minimum monthly or annual rentals, which are adjusted periodically based on changes in the Consumer Price Index or a percentage of sales method. The ground leases for certain of the Parks require monthly rentals based on a percentage of gross revenues derived from the operations of the premises, as defined. In addition, the ground leases require the payment of property taxes and certain leases require the payment of common area expenses. Certain of the leases provide the Company with options to renew for various periods of time. In addition, certain of the leases provide the Company with options to purchase the leased premises in accordance with the terms of those lease agreements, and certain other leases provide the Company with the right of first refusal in the event that the lessors decide to sell the land during the term of the leases.

In addition, the Company leases its corporate office facilities from an unaffiliated third party under a non-cancelable operating lease, which expires in 2009.

For the three months ended September 30, 2006 and 2005, rent expense amounted to $5,021 and $5,135, respectively. For the nine months ended September 30, 2006 and 2005, rent expense amounted to $12,865 and $12,629, respectively.  Included in other accrued liabilities at September 30, 2006 and December 31, 2005, are $980 and $950, respectively, in accrued rent expense.

The future minimum lease payments required under noncancelable Park leases and office leases as of September 30, 2006, are as follows:

Years Ending	Park	Office
December 31	Leases	Lease

2006 (3 months)	$4,946	$102
2007	13,242	416
2008	13,360	426
2009	13,281
2010	13,437
Thereafter	231,228

	$289,494	$944

Lease Income

The Company subleases building space to various tenants. Included in net rent and property taxes for the nine months ended September 30, 2006 and 2005 is aggregate rental income of $571 and $500, respectively.  For the three months ended September 30, 2006 and 2005, the rental income was $185 and $154, respectively.

Future minimum lease income under noncancelable operating leases as of September 30, 2006, is as follows:

Years Ending
December 31

2006 (3 months)	$105
2007	291
2008	50
2009	50
2010	0
Thereafter	0

Total	$496

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of September 30, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

The Company received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by the Company at its Dallas SpeedZone® FEC in connection with the widening of Interstate 35 E. The Company is currently reviewing its options and has retained legal counsel to advise and assist it through this process. In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at the Company’s Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. The portion of land at issue is unimproved dirt, and the Company does not believe that any of the attractions at this FEC will be affected.  The Company has reached a stipulation with the landlord that will extricate it from the litigation, which will continue solely between the City and the landlord.

The Company and MidOcean Partners have been named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the acquisition of FFP by the Company.  The agreement at issue is between an individual and a company that is separate and distinct from both the Company and MidOcean Partners.  As such, although the lawsuit seeks aggregate damages in excess of  $3.2MM, the Company is confident that it will be dismissed from the litigation in an expeditious fashion.  The Company believes the lawsuit to be utterly and completely without merit and intends to seek recovery of fees and costs after a successful resolution of the litigation.

13.          INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns.   The Company uses the estimated effective tax rate for the year to determine the provision for income taxes for interim periods.  As a result of the acquisition, the interim period begins on the acquisition date of April 13, 2006.  The Company recorded income tax expense of $9.5 million for the three months ended September 30, 2006.  For the previous period, April 13 through June 30, 2006, the Company recorded tax expense of $0.044 million.

As of June 30, 2006, the Company had projected a net operating loss for the period ended December 31, 2006 and had recorded a full valuation allowance which offset the tax benefits from the projected losses.  Accordingly, no tax benefit was recorded as of June 30, 2006.  As a result of operations from the quarter ended September 30, 2006, the Company’s revised projections result in operating profits.  Accordingly, an income  tax expense was recorded for the quarter ended September 30, 2006.

The estimated effective tax rate differed from the federal statutory tax rate primarily due to state income taxes and nondeductible compensation expense charged against income under the Incentive Equity Unit Plan of Holdings.

The Company recorded income tax expense of $9.5 million for the period April 13, 2006 through September 30, 2006.  The estimated effective tax rate was 44.58% during the period April 13, 2006 through September 30, 2006.

On a pro-forma basis for the 3 months ended September 30, 2005 and the nine months period ended September 30, 2005 and 2006, the Company had no tax expense and a 0% effective tax rate due to recording a full valuation allowance.

We recorded income tax expense of $9.4 million for the period April 13, 2006 through September 30, 2006.  Our estimated effective tax rate was 48.58% during the period April 13, 2006 through September 30, 2006.

On a pro-forma basis for the three-month and nine-month periods ended September 30, 2005 and 2006, the company had no tax expense and a 0% effective tax rate due to recording a full valuation allowance.

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

The Company has two reportable segments: FECs and WPs. FECs primarily offer miniature golf, batting cages, kiddie parks, go-carts, and video arcades. WPs feature water slides, flumes, and pools as their primary attractions. The accounting policies of the segments are the same as those described in Note 2. Operating income (loss) of segments does not include interest income or expense and provision for income taxes and also excludes corporate items, such as general and administrative expenses and corporate depreciation expense. Identifiable assets are those used in the Company’s operations in each segment. Corporate assets consist primarily of deferred financing costs, deposits, property and equipment, and cash and cash equivalents.

Goodwill for WPs and FECs was $40,634 and $30,098 respectively, as of September 30, 2006 and was $16,741 and $20,729 respectively as of December 31, 2005.

SEGMENT DATA:
Three Months Ended

Successor			Depreciation
Three Months Ended	Revenues	Net	and	Capital	Total
September 30, 2006	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$24,294	$3,510	$2,603	$1,561	$121,714
WP	57,926	29,141	1,626	1,150	99,593

Total Operations	82,220	32,651	4,229	2,711	221,307

Corporate		(17,318)	499	111	29,490

Total	$82,220	$15,333	$4,728	$2,822	$250,797

Predecessor			Depreciation
Three Months Ended	Revenues	Net	and	Capital	Total
September 30, 2005	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$24,701	$4,533	$2,908	$1,154	$74,527
WP	53,765	27,081	2,026	679	93,911

Total Operations	78,466	31,614	4,934	1,833	168,438

Corporate	—	(12,011)	195	9	3,617

Total	$78,466	$19,603	$5,129	$1,842	$172,055

SEGMENT DATA:
Nine Months Ended

			Depreciation
Successor	Revenues	Net	and	Capital	Total
April 13 to September 30, 2006	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$46,447	$7,141	$5,289	$2,862	$121,714
WP	75,235	28,806	2,871	3,193	99,593

Total Operations	121,682	35,947	8,160	6,055	221,307

Corporate	—	(24,329)	868	123	29,490

Total	$121,682	$11,618	$9,028	$6,178	$250,797

			Depreciation
Predecessor	Revenues	Net	and	Capital	Total
January 1 to April 12, 2006	Net	Loss	Amortization	Expenditures	Assets

FEC	$19,268	$(67)	$1,790	$1,104	$117,618
WP	4,129	(8,161)	2,280	2,800	106,418

Total Operations	23,397	(8,228)	4,070	3,904	224,036

Corporate	—	(9,925)	408	47	10,129

Total	$23,397	$(18,153)	$4,478	$3,951	$234,165

			Depreciation
Predecessor	Revenues	Net	and	Capital	Total
Nine Months Ended September 30, 2005	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$64,698	$8,726	$6,860	$4,574	$74,527
WP	75,215	20,014	6,473	3,179	93,911

Total Operations	139,913	28,740	13,333	7,753	168,438

Corporate	—	(28,769)	518	57	3,617

Total	$139,913	$(29)	$13,851	$7,810	$172,055

15.                               SEPARATE FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS OF INDEBTEDNESS

As described in Footnotes 3 and 8 above, FFP issued $150,000 in aggregate principal amount of 10 7/8% Senior Notes, Series A, due in 2014.  The Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.  The following disclosures reflect the Company’s condensed consolidating financial information for the periods presented.  The condensed consolidating financial information for the Company and the Company’s guarantor subsidiaries for the periods presented as outlined below have been prepared from the books and records maintained by the Company and the guarantor subsidiaries.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Company and the guarantor subsidiaries operated as independent entities.  Certain intercompany amounts included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to / due from related companies will exist at any time.

Successor

Palace Entertainment Holdings, Inc

Condensed Consolidated Balance Sheet As Of September 30, 2006

(unaudited / in thousands)

			Combined Guarantor		Holdings
	Holdings	Festival Fun Parks	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$	$18,844	$205	$	$19,049
Inventories		925	1,329		2,254
Prepaid Expenses and Other Current Assets		5,123	2,093		7,216
Total Current Assets		24,892	3,627		28,519

PROPERTY AND EQUIPMENT-NET		59,484	65,583		125,067
GOODWILL		55,694	15,038		70,732
INATNGIBLES		11,999	8,137		20,136
OTHER ASSETS-NET		6,199	144		6,343
DUE FROM SUBSIDIARIES		48,064		(48,064)
INVESTMENT IN SUBSIDIARIES	66,045	42,378		(108,423)
TOTAL	$66,045	$248,710	$92,529	$(156,487)	$250,797

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$	$2,417	$—	$	$2,417
Accrued Interest		7,741	—		7,741
Accrued Wages and Payroll Taxes		2,241	19		2,260
Income Taxes Payable		9,504	0		9,504
Other accrued liabilities		7,286	308		7,594
Unearned Revenue		35	921		956
Current portion of long term debt		14	839		853
Total Current Liabilities		29,238	2,087		31,325

LONG TERM DEBT-Less Current Portion		150,010	—		150,010
DUE TO PARENT			48,064	(48,064)
OTHER LONG TERM LIABILITIES		3,417			3,417
Total Liabilities		182,665	50,151	(48,064)	184,752
SHAREHOLDER’S EQUITY	66,045	66,045	42,378	(108,423)	66,045
TOTAL	$66,045	$248,710	$92,529	$(156,487)	$250,797

Predecessor

Festival Fun Parks LLC

Condensed Consolidated Balance Sheet As Of December 31, 2005

(unaudited / in thousands)

		Combined Guarantor
	Festival Fun Parks	Subsidiaries	Eliminations	FFP Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,125	$115		$5,240
Inventories	2,858	437		3,295
Prepaid Expenses and Other Current Assets	2,878	1,023		3,901
Total Current Assets	10,861	1,575		12,436

PROPERTY AND EQUIPMENT-NET	61,778	50,610		112,388
GOODWILL	22,432	15,039		37,471
OTHER ASSETS-NET	3,225	143		3,368
INVESTMENT IN AND DUE FROM SUBSIDIARIES	64,477		(64,477)
TOTAL	162,773	$67,367	$(64,477)	$165,663

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$2,705	—		$2,705
Accrued Interest	610	—	—	610
Accrued Wages and Payroll Taxes	2,485	—		2,485
Income Taxes Payable	—			—
Other accrued liabilities	7,156	—		7,155
Unearned Revenue	92	1,250		1,342
Current portion of long term debt	7,106	764		7,870
Total Current Liabilities	20,154	2,014		22,168

LONG TERM DEBT-Less Current Portion	156,535	839		157,374
OTHER LONG TERM LIABILITIES	3,223	37		3,260
Total Liabilities	179,912	2,890		182,802

DUE TO/FROM SUBSIDIARIES	(36,003)	56,397	(20,394)
MEMBER’S INTEREST	18,864	8,080	(44,083)	(17,139)
TOTAL	$162,773	$67,367	$(64,477)	$165,663

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations For The Three Months Ended September 30, 2006

(unaudited / in thousands)

			Combined Guarantor		Holdings
	Holdings	Festival Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$—	$40,529	$41,691	$—	$82,220
Operating Costs and Expenses
Cost of Revenue		22,418	18,447		40,865
Selling, General and Administrative		4,804	2,754		7,558
Depreciation and Amortization		2,647	2,081		4,728
Total Operating Expenses		29,869	23,282		53,151

Operating Income		10,660	18,409	—	29,069

Equity in Earnings of Subsidiaries	15,333	18,409	—	(33,742)	—

Other Expense
Interest and Other Expense, net	—	4,216	—	—	4,216

Income (Loss) from Continuing Operations	15,333	24,853	18,409	(33,742)	24,853

Income Tax Provision		9,520	—	—	9,520

Net Income (Loss)	$15,333	$15,333	$18,409	$(33,742)	$15,333

Predecessor

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations For The Three Months Ended September 30, 2005

(unaudited / in thousands)

		Combined Guarantor
	Festival Fun Parks	Subsidiaries	Eliminations	FFP Consolidated

Revenues, net	$38,186	$40,280		$78,466
Operating Costs and Expenses
Cost of Revenue	18,329	19,561		37,890
Selling, General and Administrative	5,543	294		5,837
Depreciation and Amortization	2,207	2,922		5,129
Gain/Loss on disposal of assets	(205)			(205)

Total Operating Expenses	25,874	22,777	—	48,651

Operating Income	12,312	17,503	—	29,815

Equity in Earnings of Subsidiaries	17,503	—	(17,503)	—

Other Expense
Interest and Other Expense, net	10,139	—	—	10,139

Income (Loss) from Operations	19,676	17,503	(17,503)	19,676

Income Tax Provision	73			73

Net Income (Loss)	$19,603	$17,503	$(17,503)	$19,603

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations For The Period Ended April 13 to September 30, 2006

(unaudited / in thousands)

			Combined Guarantor		Holdings
	Holdings	Festival Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$—	$65,238	$56,444		$121,682
Operating Costs and Expenses
Cost of Revenue		39,412	30,660		70,072
Selling, General and Administrative		8,610	4,420		13,030
Depreciation and Amortization		6,686	2,342		9,028
Total Operating Expenses		54,708	37,422		92,130

Operating Income		10,530	19,022		29,552

Equity in Earnings of Subsidiaries	11,618	19,022		(30,640)

Other Expense
Interest and Other Expense, net		8,370			8,370

Income (Loss) from Continuing Operations	11,618	21,182	19,022	(30,640)	21,182

Income Tax Provision		9,564			9,564

Net Income (Loss)	$11,618	$11,618	$19,022	$(30,640)	$11,618

Predecessor

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations For The Period Ended January 1 to April 12, 2006

(unaudited / in thousands)

		Combined Guarantor
	Festival Fun Parks	Subsidiaries	Eliminations	FFP Consolidated

Revenues, net	$17,818	$5,579		$23,397
Operating Costs and Expenses
Cost of Revenue	18,148	8,042		26,190
Selling, General and Administrative	3,151	1,057		4,208
Depreciation and Amortization	2,825	1,653		4,478
Total Operating Expenses	24,124	10,752		34,876

Operating Loss	(6,306)	(5,173)		(11,479)

Equity in Earnings of Subsidiaries	(5,173)		5,173

Other Expense
Interest and Other Expense, net	6,674			6,674

Income (Loss) from Continuing Operations	(18,153)	(5,173)	5,173	(18,153)

Income Tax Provision	—	—	—	—

Net Income (Loss)	$(18,153)	$(5,173)	$5,173	$(18,153)

Predecessor

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations For The Nine Months Ended September 30, 2005

(unaudited / in thousands)

		Combined Guarantor
	Festival Fun Parks	Subsidiaries	Eliminations	FFP Consolidated

Revenues, net	$80,257	$59,656		$139,913
Operating Costs and Expenses	0
Cost of Revenue	53,475	35,563		89,038
Selling, General and Administrative	9,732	5,542		15,274
Depreciation and Amortization	7,232	6,619		13,851
Gain/Loss on disposal of assets	(32)	0		(32)

Total Operating Expenses	70,407	47,724		118,131

Operating Income	9,850	11,932	—	21,782

Equity in Earnings of Subsidiaries	11,932	—	(11,932)	0

Other Expense
Interest and Other Expense, net	21,738	—	—	21,738

Income (Loss) from Operations	44	11,932	(11,932)	44

Income Tax Provision	73	—	—	73

Net Income (Loss)	$(29)	$11,932	$(11,932)	$(29)

Predecessor

FESTIVAL FUN PARKS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1 TO APRIL12, 2006

(unaudited / in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(18,153)	$(5,173)	$5,173	$(18,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,825	1,653		4,478
Equity in Earnings of Subsidiaries	5,173		(5,173)	—
Amortization of deferred financing costs and discount accretion	796	—		796
Financed Interest Payments	3,515	—		3,515
Share based Compensation	—	—	—	—
Deferred rent expense	36	—		36

Changes in net operating assets and liabilities:
Inventories	470	(684)		(214)
Prepaid expenses and other current assets	433	672		1,105
Other assets	8	—		8
Accounts payable	1,160	—		1,160
Accrued interest	436	—		436
Accrued wages and payroll taxes	(182)	15		(167)
Income taxes payable	—	—		—
Other accrued liabilities	(1,857)	510		(1,347)
Unearned Revenue	(163)	157		(6)
Other long-term liabilities	22	—		22

Net cash provided used by operating activities	(5,481)	(2,850)	—	(8,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net
Purchases of property and equipment	(1,269)	(2,682)	—	(3,951)
Proceeds from disposal of assets

Net cash used in investing activities	(1,269)	(2,682)	—	(3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock
Return of capital
Porceeds from long-term debt	13,100			13,100
Repayment of long-term debt	(767)			(767)
Payment for cost of financing
Advances to related company	(5,558)		5,558
Advances from related company		5,558	(5,558)
Payments on capital leases	(118)	—		(118)
Distributions to member	(57)			(57)

Net cash provided by financing activities	6,600	5,558	0	12,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(150)	26		(124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,125	115		5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,975	$141	$—	$5,116

Successor

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD APRIL 13 TO SEPTEMBER 30, 2006

(unaudited / in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$11,618	$11,618	$19,022	$(30,640)	$11,618
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		6,686	2,342		9,028
Equity in Earnings of Subsidiaries	11,618			(11,618)
Amortization of deferred financing costs and discount accretion		364			364
Financed Interest Payments
Share based Compensation		667			667
Deferred rent expense		218			218

Changes in net operating assets and liabilities:
Inventories		143	(208)		(65)
Prepaid expenses and other current assets		(1,643)	(1,741)		(3,384)
Other assets		1			1
Accounts payable		(2,121)			(2,121)
Accrued interest		7,655			7,655
Accrued wages and payroll taxes		(63)	4		(59)
Income taxes payable		9,504	0		9,504
Other accrued liabilities		3,051	(202)		2,849
Unearned Revenue		(208)	(172)		(380)
Other long-term liabilities		(195)	75		(120)

Net cash provided (used) by operating activities	23,236	35,677	19,120	(42,258)	35,775

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)				(37,599)
Purchases of property and equipment		(3,397)	(2,781)		(6,178)
Proceeds from disposal of assets

Net cash used in investing activities	(37,599)	(3,397)	(2,781)		(43,777)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260				54,260
Return of capital	(500)				(500)
Porceeds from long-term debt	163,500				163,500
Repayment of long-term debt		(189,095)			(189,095)
Payment for cost of financing	(5,575)				(5,575)
Advances to related company	(197,322)	(8,095)		205,417
Advances from related company		178,596	(15,437)	(163,159)
Payments on capital leases		183	(838)		(655)
Distributions to member

Net cash provided (used) by financing activities	14,363	(18,411)	(16,275)	42,258	21,935

NET INCREASE IN CASH AND CASH EQUIVALENTS		13,869	64		13,933

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,975	141		5,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$18,844	$205	$—	$19,049

Predecessor

Festival Fun Parks LLC

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005

(unaudited / in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Elimination	FFP Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$(29)	$11,932	$(11,932)	$(29)
Depreciation and Amortization	7,233	6,618	—	13,851
Equity in Earnings of Subsidiaries	27,654	—	(27,654)	—
Gain/loss on disposition	(32)	—		(32)
Amortization of deferred financing costs and discount accretion	6,454	—		6,454
Financed Interest payments	1,870	—		1,870
Deferred Rent expense	207	37		244

Changes in Net Operating Assets and Liabilities:
Inventories	486	(667)		(181)
Prepaid Expenses and Other Current Assets	(1,352)	(886)		(2,238)
Other Assets	(156)	(65)		(221)
Accounts Payable	(883)	—		(883)
Accrued Interest	1	—		1
Accrued Wages and Payroll Taxes	478	104		582
Income Taxes Payable	—	—		—
Unearned Revenue	917	(1,305)		(388)
Long Term liabilities	(1,067)	1,067		—
Other Long Term Labilities	188	318		506

Net Cash Provided by Operating Activities	41,969	17,153	(39,586)	19,536

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(3,548)	(4,262)		(7,810)
Proceeds from disposal of assets	348	—		348

Net Cash used in Investing Activities	(3,200)	(4,262)	—	(7,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of debt	25,750			25,750
Repayment of long-term debt	(26,670)	(5,899)		(32,569)
Payments for cost of financing	(176)			(176)
Payments on capital leases	(769)	(97)		(866)
Advances to related company	(32,898)	(33,468)	66,366
Advances from related company		26,780	(26,780)
Distributions to member	(60)			(60)
Net Cash Provided by or (Used in) Financing Activities	(34,823)	(12,684)	39,586	(7,921)

NET INCREASE (DECREASE) IN CASH	3,946	207		4,153

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	2,215	132	—	2,347

CASH AND EQUIVALENTS - END OF PERIOD	$661	$339	$	$6,500

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest operators of water parks (“WPs”) and family entertainment centers (“FECs”) in the United States, based on the number of Parks operated. As of September 30, 2006, we operated a geographically diverse portfolio of 32 Parks in eight states with an attendance that we estimate to be in excess of 10 million guests in 2005. Each of our Parks is a well-established business with a long operating history, with our WPs and our FECs having been in operation for an average of over 23 years and 17 years, respectively. We operate our Parks under several established brand names such as Wet ’N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs® and Boomers!®.

Our typical WP offers 15 to 25 rides and attractions including variable depth pools, water slides, wave pools, action and “lazy” rivers, tube rides and water-themed adventure areas, as well as interactive children’s play areas. We generate revenue in our WPs from general admission ticket sales, the sales of food, beverages, souvenir items, strollers, locker rentals and parking.

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

Attendance at our Parks is the key driver of our revenues and profitability. Adverse weather conditions significantly reduce our guests’ attendance. In addition, our Parks also are subject to changing consumer tastes, preferences and demands, which directly affect attendance and revenue per guest. In general, we compete indirectly with all phases of the entertainment and recreation industry within our primary markets, including movie theaters, bowling alleys, skating rinks, sporting events, restaurants, zoos, museums, carnivals, aquariums, resorts, natural and historical attractions and playgrounds.

In order to anticipate and adapt to changing consumer preferences and maintain and increase attendance, we must invest in new rides, amusements, arcade games and attractions. Such investments require capital availability and spending on our part, and we estimate that a significant new ride at one of our WPs may cost between $500,000 to $1.5 million. For the nine months ended September 30, 2006, and year ended December 31, 2005 we spent $4.9 million and $2.6 million, respectively, on new rides and attractions.

Our operating costs and expenses consist of the following: cost of revenue, which primarily includes costs of products sold like food and beverage, arcade redemption prizes and merchandise; salaries and benefits, which include the costs of our park level fulltime and part time employees; operating and maintenance, which include outside services, supplies, spare parts, and utilities; rent (a portion of which are percentage rents) and property taxes, which includes all park level rent and property tax expenses (offset by rental income earned from the sublease of building space and/or land); selling, general and administrative expenses, which includes all corporate overhead including corporate salaries, office rent, insurance costs and fees to outside professional service providers, other operating costs which include all advertising, promotion and marketing program expenses (including television, radio and print advertising); and depreciation and amortization, which is primarily related to our leasehold improvements, equipment and trademarks. All of our facilities are on leased property. Certain of our expenses are relatively fixed, and costs for full-time employees, outside services, maintenance, utilities, insurance, depreciation and amortization and occupancy costs do not vary significantly with attendance. We add significant numbers of seasonal employees during the warmer months of the year, primarily from Memorial Day to Labor Day. Our workforce consists of high-school aged young adults and teachers who work on an hourly basis during our operating season for our WPs and year-round with peak summer employment for our FECs. A significant number of our hourly personnel at our facilities are paid at rates related to the federal minimum wage. Under federal and state child labor laws, we are regulated in the number of hours, the times and the types of jobs that youths up to the age of 18 are permitted to work.

Our eight WPs and one nature park have gated entrances, which allow us to track admissions and per capita spending for these Parks. We generally do not track attendance and per capita spending for our 23 non-gated FECs.

Our business is highly seasonal. Typically, our WPs operate on an approximate 110-day operating season, generally from Memorial Day through Labor Day, and though our FECs are open year-round, there is also significantly greater attendance at our FECs during this period and other periods when children are out of school. In 2006, our WP with the longest operating period was open for 141 days while our park with the shortest operating period was open for 79 days. As a result, more than 75% of our revenues are generated during the second and third calendar quarters of each year. We believe that the spending at our FECs varies widely among our customers based on age and other demographic factors, and the location and nature of the attractions of the park.

Our business is concentrated geographically and by the size of our Parks. Sixteen of our Parks are located in California and accounted for 42% of our revenue for the nine months ended September 30, 2006 and September 30, 2005.

Our strategic initiatives after the acquisition of FFP by the Company and related transactions include implementing several near-term expense reduction initiatives.  We have implemented a regional organizational structure to better leverage our full time WP employees on a year-round basis that we believe will reduce our park level management expenses. Additionally, we continue to evaluate the potential benefits of relocating corporate offices to a less expensive location, or sublet a portion thereof, which we expect will reduce corporate office rent expense. General and administrative expenses will continue to increase from additional headcounts in finance and additional audit and legal fees as a result of our becoming a reporting company in connection with the registration of our 10 7/8% Senior Notes due 2014 (“Notes”).  In addition, we have dedicated corporate personnel to focus on realizing our merchandising, sponsorships and improved operating initiatives. We are increasing spending on marketing, including concerts and other events to increase attendance.

In connection with the acquisition of FFP by the Company, we incurred certain one-time transactional and restructuring expenses. These include but are not limited to expenses associated with consulting service agreements with members of existing management, severance costs and moving expenses.

Comparison of Three Months Ended September 30, 2006 and 2005

Our combined net income was $15.3 million and $19.6 million for the three months ended September 30, 2006 and 2005, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	2006	2005
Statement of operations:
Revenues
FECs	$24,294	$24,701
WPs	57,926	53,765
Total revenues	82,220	78,466

Operating costs and expenses

Cost of revenue	40,865	37,890

% of Revenues	49.70%	48.20%

Gain on disposal of assets	—	205

Selling, general and administrative	7,558	5,837

% of Revenues	9.20%	7.40%

Depreciation and amortization	4,728	5,129
Total operating costs and expenses	53,151	48,651

Operating Income	29,069	29,815

Interest and other expense, net	4,216	10,139

Income tax expense	9,520	73

Net Income	$15,333	$19,603

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net Income of the segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	Three months ended September 30,
	WPs		FECs
	Combined		Combined
($ in thousands)	2006	2005	2006	2005
Revenues, net	$57,926	$53,765	$24,294	$24,701
Segment-level EBITDA	30,766	29,131	6,113	7,438
Segment-level capital expenditures	1,150	679	1,561	1,154

The following is a reconciliation of EBITDA to Net Income for the Three Months Ended September 30, 2006 and September 30, 2005:

	Three Months Ending	Three Months Ending
	September 30, 2006	September 30, 2005

WPs EBITDA	$30,766	$29,131
FECs EBITDA	6,113	7,438
Total Segment EBITDA	36,879	36,569

Depreciation	4,728	5,129
Income tax expense	9,520	73
Gain on disposal of assets	0	(205)
Interest	4,216	10,139
Corporate G&A	3,082	1,830
Total Expenses	21,546	16,966

Net Income	$15,333	$19,603

	Three months ended September 30,
	Combined
WP operating data:	2006	2005

WP attendance	1,923,474	1,886,538

Revenue per guest	$30.11	$28.50

Revenue.  Revenue for the three months ended September 30, 2006 totaled $82.2 million compared to $78.4 million for the same period in 2005, an increase of $3.8 million or 4.8%.  Despite inclement weather at the east coast WPs locations during the last week in August and through the Labor Day Weekend that resulted in several days of both closed and limited operations, we still increased attendance 2% over 2005 driven by improved service levels and the overall park appearance.  The strong 5.6% increase in revenue per guest also contributed to the overall 7.7% revenue increase at the WPs during the period.   Revenues at the FECs were down 1.6% primarily due to hot weather in California in July and early August that adversely impacted attendance but benefited our two WP locations in that region.

Cost of revenue.  Our park level operating expenses totaled $40.8 million for the three months ended September 30, 2006 compared to $37.8 million for the same period in 2005, an increase of $3 million or 8%. The increase in operating expenses continued to be impacted by management’s planned increased spending on catch-up maintenance and other one-time expenditures at the WPs and FECs.  We believe that the Company’s performance should continue to benefit from these expenditures over the next several quarters. The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.2 million or 3.4% for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to revenue driven incremental food, beverage and merchandise costs The implementation of our consolidated purchasing initiative lowered the food and beverage cost of sales percentage from 32.9% in 2005 to 30.9% in 2006.

•                  Salaries and benefits increased $1.5 million or 9.8% for the three months ended September 30, 2006 compared to the same period in 2005 due primarily to increased man hours of hourly employees to service higher attendance levels at the WPs and management’s continuing effort to improve customer service levels in the FECs and WPs.

•                  Operating and maintenance costs increased $1.2 million or 12.2% for the three months ended September 30, 2006 primarily resulting from higher revenues, a $0.2 million increase in insurance premiums and a rate driven $0.6 million increase in utility costs.

•                  Rent and property taxes decreased $0.05 million or 0.8% for the three months ended September 30, 2006 compared to the same period in 2005 as a result of lower common area charges.  In addition, there were lower revenues for the three month period ended September 30, 2006 compared to the three months period ended September 30, 2005 at the Southern California locations which resulted in lower rent expenses for the “rentals based on a percentage of gross revenues” contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $7.5 million for the three months ended September 30, 2006 compared to $5.8 million for the same period in 2005, an increase of $1.7 million or 29.3%.  The increase was driven by a $0.5 million increase in advertising costs; a result of deferring media campaigns to later in the WP season. Also contributing to the increase is $0.2 million in stock compensation expense, increased management fees as well as costs associated with the corporate reorganization, transition costs following the Acquisition and costs attributable to being a public company.

Depreciation and amortization.  Depreciation and amortization expenses decreased $0.4 million or 7.8% for the three months ended September 30, 2006 compared to the same period in 2005.  During the second quarter of 2006, several large assets acquired in prior acquisitions were fully depreciated.  As a result, depreciation in the third quarter was $.6 million below the comparable third quarter in 2005.  These assets were adjusted to fair market value with new useful lives as of the Acquisition date.  The decrease was offset by higher depreciation and amortization in 2006 as a result of increasing property and equipment and intangibles to fair market value in connection with the Acquisition.

Interest expense, net.  Interest expense, net totaled $4.2 million for the three months ended September 30, 2006 compared to $10.1 million during the same period in 2005, a decrease of $5.9 million or 58.4%.  The decrease in interest expense resulted from lower interest rates and the Company’s improved cash position.  In addition, there were approximately $4.4 million of accretion expenses recorded for the three months ended September 30, 2005, relating to $35.3 million of mezzanine securities that were recorded on the balance sheet as of that period.   These securities were redeemed prior to December 31, 2005.

Income tax expense.  Based upon a revised projection of operating income for full year period post Acquisition, the Company recorded $9.5 million of income tax expense for the three months ended 2006. The Company is currently projecting a net operating loss for the fourth quarter.  To the extent these losses offset a portion of income from operations earned during the period ended September 30, 2006, an income tax benefit will be recognized.

Income from operations.  The foregoing resulted in income from operations of $15.3 million for the three months ended September 30, 2006 and $19.6 million for the same period in 2005.

Comparison of Nine Months ended September 30, 2006 and 2005

The period April 13, 2006 to September 30, 2006 reflect the results of operations by the Company following the acquisition of FFP while the period January 1, 2006 to April 12, 2006 reflect the operations of FFP under the ownership of PAL.  Therefore, the periods are not comparable.  However, for the purpose of comparing the operations for the nine months ended September 30, 2006 and 2005, the pre-acquisition and post-acquisition periods in 2006 have been combined in the discussions below:

We had combined net loss of $6.53 million and $0.03 million for the nine months ended September 30, 2006 and 2005, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	Nine months ended September 30,
$ in thousands	2006	2005
Statement of operations:
Revenues
FECs	$65,715	$64,698
WPs	79,364	75,215
Total revenues	145,079	139,913
Operating costs and expenses
Cost of revenue	96,262	89,038
% of Revenues	66.30%	63.60%
(Gain) / Loss on disposal of assets	0	(32)
Selling, general and administrative	17,238	15,274
% of Revenues	11.90%	10.90%
Depreciation and amortization	13,506	13,851
Total operating costs and expenses	127,006	118,131
Operating Income	18,073	21,782
Interest and other expense, net	15,044	21,738
Income tax expense	9,564	73
Net Loss	$(6,535)	$(29)

	Nine months ended September 30,
	WPs		FECs
	Combined		Combined
($ in thousands)	2006	2005	2006	2005
Revenues, net	$79,364	$75,215	$65,715	$64,698
Segment-level EBITDA	25,794	26,487	14,153	15,586
Segment-level capital expenditures	5,993	3,179	3,965	4,574

The following is a reconciliation of EBITDA to Net Income for the Nine Months Ended September 30, 2006 and September 30, 2005:

	Nine Months Ending	Nine Months Ending
	September 30, 2006	September 30, 2005

WPs EBITDA	$25,794	$26,487
FECs EBITDA	14,153	15,586
Total Segment EBITDA	39,947	42,073

Depreciation	13,506	13,851
Gain on disposal of assets	0	(32)
Income tax expense	9,564	73
Interest	15,044	21,738
Corporate G&A	8,368	6,472
Total Expenses	46,482	42,102

Net Income	$(6,535)	$(29)

	Nine months ended September 30,
	Combined
WP operating data:	2006	2005
WP attendance	2,756,638	2,733,423
Revenue per guest	$28.79	$27.52

Revenue.  Revenue for the nine months ended September 30, 2006 totaled $145 million compared to $139.9 million for the same period in 2005, an increase of $5 million or 3.5%. The increase in 2006 resulted primarily from a 5.5% increase in WPs revenues.  Our initiatives to improve guest service and the over all park appearance at the WPs drove a 0.8 % increase in attendance despite unfavorable weather conditions at the east coast WPs during the last week of August through the Labor Day weekend.  In addition WP revenues increased due to a strong 4.6 % increase in revenue per guest spending.  The overall FEC revenue during the first six months was reduced by the impact of hot weather conditions during July and early August at our California locations.

Cost of revenue.  Our park level operating expenses totaled $96.2 million for the nine months ended September 30, 2006 compared to $89 million for the same period in 2005, an increase of $7.2 million or 8.1%. The increase in operating expenses continued to be impacted by management’s planned increased spending on catch-up maintenance and other one-time expenditures at the WPs and FECs. We believe that the Company’s performance should continue to benefit from these expenditures over the next several fiscal quarters.   The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.38 million or 3.7% for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to costs revenue related incremental food, beverage and merchandise costs.  Food and Beverage costs of sales percentage continued to benefit from our use of a national supplier, decreasing from 32.6 % in 2005 to 31.1% in 2006.

•                  Salaries and benefits increased $2.2 million or 5.8% for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to increased man hours of hourly employees to service higher attendance levels and to strengthen customer service efforts at the WPs and FECs.  In addition, in our WPs we opened our operations earlier in 2006 than in 2005 in order to be better prepared for the summer season.

•                  Operating and maintenance costs increased $4.2 million or 17.4% for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to management’s continued commitment to improve the appearance of our WPs and FECs. Maintenance spending increased $0.6 million as a result of the prior management’s liquidity constraints in 2005 and early 2006. Supply costs increased $0.9 million due to higher revenues and price increases particularly in fuel costs. Insurance premiums increased $0.6 million and outside services and fees increased $0.3 million over 2005.  In addition, utility costs increased $0.9 million primarily resulting from rate increases.

•                  Rent and property taxes increased $0.3 million or 2.1% due primarily to increases in rent tied to inflation or park performance, as well as slight increases in property taxes tied to statutory rate increases.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $17.2 million for the nine months ended September 30, 2006 compared to $15.2 million for the same period in 2005, an increase of $2.0 million or 13%. The increase was primarily driven by the $0.7 million in stock compensation expense recorded in the period April 13 to September 30, 2006, management fees as well as costs associated with corporate reorganization, transition costs following the Acquisition and costs attributable to being a public company.

Depreciation and amortization.  Depreciation and amortization expenses decreased $0.34 million or 2.5% for the nine months ended September 30, 2006 compared to the same period in 2005.   During the second quarter of 2006, several large assets acquired in prior acquisitions were fully depreciated.  As a result, depreciation for the nine months ended 2006 is lower than 2005.  These assets were adjusted to fair market value with new useful lives as of the Acquisition date.  This decrease was offset by higher depreciation and amortization in 2006 as a result of increasing property and equipment and intangibles to fair market value in connection with the Acquisition.

Interest expense, net.  Interest expense, net totaled $15 million for the nine months ended September 30, 2006 compared to $21.7 million during the same period in 2005, a decrease of $6.7 million or 31%.  The decrease in interest expense resulted from lower interest rates.   In addition, there were approximately $4.4 million of accretion expenses recorded for the nine months ended September 30, 2005 relating to $35.3 million of mezzanine securities that were recorded on the balance sheet as of that period.  The securities were redeemed prior to December 31 2005, hence, there were no accretion expenses relating to mezzanine securities for the nines months ended September 30, 2006.

Income taxes.  Based upon a revised projection of operating income for the full year period post Acquisition, the Company recorded $9.5 million of income tax expense for the nine months ended 2006. The company is currently projecting a net operating loss for the fourth quarter.  To the extent these losses offset a portion of income from operations earned during the period ended September 30, 2006, an income tax benefit will be recognized.

Income (Loss) from operations.  The foregoing resulted in a loss from operations of $6.53 million for the nine months ended September 30, 2006 and a loss of $0.03 million for the same period in 2005.

Liquidity and capital resources

During the nine months ended September 30, 2006 and 2005, net cash provided by operating activities was $27.4 million and $19.5 million, respectively. Because our business is seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above.

Net cash used in investing activities was $47.7 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively, primarily driven by funds disbursed for the acquisition of FFP by the Company .

Net cash provided by financing activities for the nine months ended September 30, 2006 was $34.1 million compared to net cash used of $7.9 million for the nine months ended September 30, 2005.    The net cash provided in 2006 was primarily driven by the equity contribution relating to the acquisition of FFP by the Company in April 2006 offset by repayment and issuance of debt at the acquisition date and a repayment of the revolver during the third quarter.   For the nine months ending September 30, 2005, cash was used to pay debt obligations.

In connection with the acquisition of FFP, we incurred substantial amounts of debt, including amounts outstanding under the Notes and our senior secured revolving credit facility (“Revolver”). As of the closing of the acquisition of FFP by the Company, we had total debt of approximately $163.6 million comprised of $150.0 million of Notes, $12.0 million of seasonal borrowings on the Revolver and $1.6 million of capital leases. Interest payments on this indebtedness will significantly reduce our cash flow from operations. However, as a result of the refinancing of our debt in connection with the Transactions from the proceeds of the Equity Contribution and the Notes, we expect our annual interest expense to decrease and we will no longer be subject to annual debt amortization payments; net debt payments totaled approximately $7.9 million in 2005.

Our new senior secured revolving credit facility consists of a $40.0 million revolving credit facility (such availability was reduced by the $4.3 million of issued but undrawn letters of credit at September 30, 2006), with $12.0 million drawn at close to fund the operations of Festival between February 1, 2006 and the closing of the Transactions. Due to the seasonal nature of our business, we are dependent upon our revolving credit facility to fund off-season expenses with seasonal borrowings typically peaking during our fiscal second quarter. Our ability to borrow under the revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change.   As of September 30, 2006, there was no balance outstanding on our revolving credit facility.

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

We believe, based on historical and anticipated operating results, that cash flows from operations, available cash and available amounts under the new senior secured revolving credit facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt requirements for the foreseeable future.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual obligations

The following table summarizes the timing of our required payments due under various contractual obligations as of September 30, 2006 on a pro forma basis, giving effect to the Transactions and the offering of the Notes:

($ in thousands)	Less than One Year	One Year to Three Years	Thereafter	Total

As of September 30, 2006 (pro forma):
Long-term debt including interest	$16,312	$32,624	$231,560	$280,496
Capital lease obligations including interest	925	9	—	$934
Park and office leases	15,292	27,161	247,985	$290,438
	$32,529	$59,794	$479,545	$571,868

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of adopting SFAS No. 157.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have a material effect on its results of operations or financial position.

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

Valuation of long-lived and intangible assets and goodwill.  Long-lived assets are carried at the lower of historical cost less accumulated depreciation or estimated fair value. Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, we recognize an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. We estimate the fair value using available market information or other industry valuation techniques such as present-value calculations. We did not record any impairment losses for the nine months ended September 30, 2006 and 2005.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, until December 31, 2007, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls.  There were no material changes in the Company’s internal control over financial reporting during the second quarter.

PART II.
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of September 30, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

The Company received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by the Company at its Dallas SpeedZone® FEC in connection with the widening of Interstate 35 E. The Company is currently reviewing its options and has retained legal counsel to advise and assist it through this process. In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at the Company’s Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. The portion of land at issue is unimproved dirt, and the Company does not believe that any of the attractions at this FEC will be affected.  The Company has reached a stipulation with the landlord that will extricate it from the litigation, which will continue solely between the City and the landlord.

The Company and MidOcean Partners have been named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the acquisition of FFP by the Company.  The agreement at issue is between an individual and a company that is separate and distinct from both the Company and MidOcean Partners.  As such, although the lawsuit seeks aggregate damages in excess of  $3.2MM, the Company is confident that it will be dismissed from the litigation in an expeditious fashion.  The Company believes the lawsuit to be utterly and completely without merit and intends to seek recovery of fees and costs after a successful resolution of the litigation.

Item 1A. RISK FACTORS

Risks related to our business

There have been no material changes from the Risk Factors disclosed under the heading in Part II, Other Information of our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.

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
Dated: November 15, 2006

FESTIVAL FUN PARKS, LLC

/s/ James A. Burk
By: James A. Burk
Its: Chief Financial Officer

Dated: November 15, 2006

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