Form 10-Q/A
period 2006-10-01
Palace Entertainment Holdings, Inc.
filed 2007-04-06
CIK 1364580

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

☐  Yes  ☒  No

There were 100 shares of common stock with a par value of $.01 per share outstanding as of October 1, 2006.

EXPLANATORY NOTE

This Form 10-Q/A Amendment No.1 amends Items 1, 2 and 4 of Part I and Item 6 of Part II of the Company’s quarterly report on Form 10-Q for the quarter ended October 1, 2006, also referred to as the three and nine month periods ended September 30, 2006 and 2005 for the purpose of quarterly presentation, which was originally filed on November 15, 2006.  The amendment is a result of the restatement of the Company’s Condensed Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 2005.

Subsequent to the filing of the original Form 10-Q, the Company’s management discovered an overstatement of the non cash accretion of interest expense related to the predecessor company’s redeemable securities, subsequently retired as of the date of the acquisition of Festival Fun Parks, LLC on April 12, 2006, and an understatement of net income for the three months and nine months ending September 30, 2005.

The Company is restating to correct this error in the previously issued Condensed Consolidated Financial Statements for the periods referenced above.

The accounting error is described in more detail in Note 2 to the Condensed Consolidated Financial Statements included in Item 1of Part I - Financial Statements.

All of the information in this Form 10-Q/A is as of November 15, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Condensed Consolidated Financial Statements appearing in this Form 10-Q/A.  For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q as amended hereby, in its entirety.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Safe-Harbor Statement Under the Private Securities Litigation Reform Act of 1995)

This quarterly report on Form 10-Q/A contains forward-looking statements. Forward-looking statements are statements that are not historical facts, including statements about our beliefs and expectations or any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Forward-looking statements include, but are not limited to, statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” “project,” “targets,” “likely,” “would,” “could” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures, amounts and timing of expenditures and contemplated transactions.

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

PART I.
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited / in thousands except for per share amounts)
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	Successor	Predecessor
	Post-Acquisition September 30 2006	Pre-Acquisition December 31 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,049	$5,240
Inventories	2,254	3,295
Prepaid expenses and other current assets	7,216	3,901

Total current assets	28,519	12,436

Property and Equipment - Net	125,067	112,388

Goodwill	70,732	37,471

Intangible Assets - Net	20,136	—

Other Assets - Net	6,343	3,368

TOTAL	$250,797	$165,663

LIABILITIES AND SHAREHOLDER’S EQUITY OR MEMBER’S INTEREST

CURRENT LIABILITIES
Accounts Payable	$2,417	$2,706
Accrued Interest	7,741	610
Accrued wages and payroll taxes	2,260	2,485
Income taxes payable	9,504	—
Other accrued liabilities	7,594	7,155
Unearned revenue	956	1,342
Current portion of long-term debt	853	7,870

Total current liabilities	31,325	22,168

LONG-TERM DEBT - Less current portion	150,010	157,374

OTHER LONG TERM LIABILITIES	3,417	3,260

Total Liabilities	184,752	182,802

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY
Common Stock, $.01 stated value, 1000 shares authorized, 100 shares issued and outstanding
Additional Paid-in Capital	54,427
Retained Earnings	11,618

Total Shareholder’s equity	66,045

MEMBER’S INTEREST		(17,139)

TOTAL	$250,797	$165,663

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited / in thousands)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (as restated)

	Sucessor	Predecessor
	For the Three months ended September 30, 2006	For the Three months ended September 30, 2005
		(as restated, See Note 2)

REVENUES - Net	$82,220	$78,466

OPERATING COSTS AND EXPENSES
Cost of Revenue (exclusive of depreciation and amortization shown below)	40,865	37,890
Selling, general and administrative	7,558	5,837
Gain on disposal of assets	—	(205)
Depreciation and amortization	4,728	5,129

Total operating costs and expenses	53,151	48,651

OPERATING INCOME	29,069	29,815

OTHER EXPENSE
Interest expense - net	4,216	5,734

INCOME FROM OPERATIONS	24,853	24,081

INCOME TAX PROVISION	9,520	73

NET INCOME	$15,333	$24,008

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited / in thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005  (as restated)

	Successor	Predecessor
	Post-Acquisition April 13 to September 30 2006	Pre-Acquisition January 1 to April 12 2006	For the Nine months ended September 30, 2005
			(as restated, See Note 2)

REVENUES - Net	$121,682	$23,397	$139,913

OPERATING COSTS AND EXPENSES
Cost of Revenue (exclusive of depreciation and amortization shown below)	70,072	26,190	89,038
Selling, general and administrative	13,030	4,208	15,274
Gain on disposal of assets	—	—	(32)
Depreciation and amortization	9,028	4,478	13,851

Total operating costs and expenses	92,130	34,876	118,131

OPERATING INCOME (LOSS)	29,552	(11,479)	21,782

OTHER EXPENSE
Interest expense - net	8,370	6,674	17,333

INCOME (LOSS) FROM OPERATIONS	21,182	(18,153)	4,449

INCOME TAX PROVISION	9,564	—	73

NET INCOME (LOSS)	$11,618	$(18,153)	$4,376

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 (as restated)  (unaudited / in thousands)

	Successor	Predecessor
	Post-Acquisition For the Period April 13 to September 30, 2006	Pre-Acquisition For the Period January 1 to April 12, 2006	For the Nine months ended September 30, 2005
			(as restated, See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$11,618	$(18,153)	$4,376
Adjustments to reconcile net income / (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,028	4,478	13,851
(Gain) on disposal of assets			(32)
Amortization of deferred financing costs and discount accretion	364	796	2,049
Financed Interest		3,515	1,870
Share based Compensation	667
Deferred rent expense	218	36	207

Changes in net operating assets and liabilities:
Inventories	(65)	(214)	(181)
Prepaid expenses and other current assets	(3,384)	1,105	(2,238)
Other assets	1	8	(221)
Accounts payable	(2,121)	1,160	(883)
Accrued interest	7,655	436	1
Accrued wages and payroll taxes	(59)	(167)	582
Income taxes payable	9,504
Other accrued liabilities	2,849	(1,347)	506
Unearned Revenue	(380)	(6)	(388)
Other long-term liabilities	(120)	22	37

Net cash provided (used) by operating activities	35,775	(8,331)	19,536

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)
Purchases of property and equipment	(6,178)	(3,951)	(7,810)
Proceeds from disposal of assets			348

Net cash used in investing activities	(43,777)	(3,951)	(7,462)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260
Return of capital	(500)
Proceeds from long-term debt	163,500	13,100	25,750
Repayment of long-term debt	(189,095)	(767)	(32,569)
Payment for cost of financing	(5,575)		(176)
Payments on capital leases	(655)	(118)	(866)
Distributions to member		(57)	(60)

Net cash provided (used) by financing activities	21,935	12,158	(7,921)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,933	(124)	4,153

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,116	5,240	2,347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,049	$5,116	$6,500

Supplemental Disclosures of Cash Flow Information
Cash Paid For Interest	$650	$1,925	$12,886

Supplemental Disclosures of Non Cash Investing Activities
Property, Plant and Equipment included in Accounts Payable	$70	$—	$26

Supplemental Disclosure of Non Cash Financing Activities
Financed Interest converted to long term debt		$3,515	$1,870

Supplemental Disclosures of Other Cash Activities

Reconciliation of the April 12, 2006 acquisition of Festival Fun Parks LLC

Current Assets	$6,020
Property & Equipment	127,859
Intangible Assets, Net	20,570
Goodwill	70,732
Other Assets	6,395
Payments to Previous Owners/Debtors	(33,774)
Current Liabilities	(15,232)
Other Long Term Debt	(4,169)
Equity Contribution	(54,000)
Pushed down debt used in acquisition	(162,000)

Payment for acquisition of FFP, net	$(37,599)

(See Footnote 4 for Acquisition)
See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, $ in thousands)

1.                      ORGANIZATION

Organization

On April 12, 2006, Palace Entertainment Holdings, Inc. (“Company”) a Delaware corporation acquired Festival Fun Parks, LLC (“FFP”).  The Company is a 100% owned subsidiary of Palace Holdings Group, LLC (“Holdings”), which is primarily owned by MidOcean Partners, LP (“MidOcean Partners”), a New York and London based private equity firm.  FFP is a Delaware limited liability company formed on June 23, 1998, with Palace Entertainment, Inc. (“PAL”) being the sole member prior to the acquisition. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”). At September 30, 2006 and 2005, the Company owned and operated 32 FECs and WPs (“Parks”). Of the 32 Parks owned at September 30, 2006, 16 are located in California, five are located in Florida, four are located in Texas, and two each are located in Georgia and New York, and one each in North Carolina, New Jersey, and New Hampshire. Revenue earned from the Parks located in California represents approximately 42%, in the aggregate, of the Company’s revenues for the nine months ended September 30, 2006 and 2005. Eight of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature theme park. The other 23 FECs generally feature such attractions as miniature golf, batting cages, kiddy parks, go-carts, and video arcades.

For financial reporting purposes, the Company uses a 52- or 53-week fiscal year. The fiscal periods presented, which ended October 1, 2006 and October 2, 2005, comprised 40 weeks, or three quarters of the fiscal year. The fiscal period ends on the Sunday nearest to September 30. For simplicity of presentation, the Company refers to the 40-week periods as ended on September 30.

2.        RESTATEMENT

Subsequent to the issuance of unaudited condensed consolidated financial statements for the three and nine month period ended September 30, 2006 and 2005, the Company identified an accounting error that required an adjustment to interest expense in the predecessor’s financial statements for the three and nine month periods ended September 30, 2005.

The error relates to a $4.4 million overstatement of non cash accretion of interest expense, related to the predecessor company’s redeemable securities, subsequently retired as of the date of acquisition of FFP on April 12, 2006, and a $4.4 million understatement of net income for the three and nine months periods ended September 30, 2005. There is no tax effect due to the tax position of the Company.

Further, there was a typographical error on the 2005 Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2005 within cash flow from Financing Activities, Repayment of long-term debt as noted below.

PALACE ENTERTAINMENT HOLDINGS, INC.

	For the three months ended September 30, 2005			For the nine months ended September 30, 2005
	As Previously Reported	Adjustment Increase / (Decrease)	As Restated	As Previously Reported	Adjustment Increase / (Decrease)	As Restated
	(Unaudited in thousands)
Condensed Consolidated Statements of Operations

Increase expense — net	$10,139	$(4,405)	$5,734	$21,738	$(4,405)	$17,333
Income from operations	19,676	4,405	24,081	44	4,405	4,449
Net income (loss)	19,603	4,405	24,008	(29)	4,405	4,376

Condensed Consolidated Statements of Cash Flows

Cash Flows from Operating Activites:
Net income (loss)				(29)	4,405	4,376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization of deferred financing costs and discount accretion				6,454	(4,405)	2,049

Cash Flows from Financing Activities:

Repayment of long term debt				(32,629)	60	(32,569)
Net cash used by financing activities				(7,981)	60	(7,921)
Net increase in cash and cash equivalents				4,094	59	4,153

3.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The acquisition of FFP by the Company (See Footnote 4) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations.  The purchase price has been “pushed-down” and allocated to the assets and liabilities of FFP.  Accordingly, the post-acquisition condensed consolidated financial statements reflect a new basis of accounting.  The Company’s Condensed Consolidated Statements of Operations for the period January 1, 2006 to April 12, 2006 and the three and nine month periods ended September 30, 2005, the Condensed Consolidated Statements of Cash Flows for the period January 1, 2006 to April 12, 2006 and the nine month period ended September 30, 2005, and the Condensed Consolidated Balance Sheet as of December 31, 2005 reflect the operations of the Company prior to the acquisition of the FFP.

We prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States.  The information reflects all normal and recurring adjustments that in the opinion of the Company’s management are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, consisting of merchandise, uniforms and certain supplies, are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the following estimated lives:

Life
Buildings and leasehold improvements	20—38 years
Land improvements	7—10 years
Equipment and fixtures	1—10 years
Rides and attractions	5—15 years
Games	1—3 years

Property and equipment include assets recorded under capital leases presented with the comparable categories for owned assets. The charge to income resulting from amortization of assets recorded under capital leases is included in depreciation expense in the consolidated statement of operations. Leasehold improvements are amortized over the shorter of the lease term or their useful lives.

Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments that extend the useful life of the asset are capitalized.

Long-Lived Assets

Long-lived assets are carried at cost less accumulated depreciation. Long-lived assets are evaluated for potential impairment at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. The Company estimates the fair value using available market information or other industry valuation techniques, such as present-value calculations. The Company has recorded no impairment losses for the three and nine month periods ended September 30, 2006 and 2005. In conjunction with the acquisition of FFP’s, the Company’s long-lived assets were revalued at fair market value. (See Footnote 4)

Advertising

The Company expenses the costs of advertising, promotion, and marketing programs as incurred. These costs were $8,869 and $8,801, respectively, during the nine months ended September 30, 2006 and 2005. These costs were $4,476 and $4,005, respectively, for the three months ended September 30, 2006 and 2005.  Advertising expenses are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Goodwill

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value-based test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires the Company to identify reporting units and to determine estimates of the fair value of the Company’s reporting units as of the date of the test for impairment. The goodwill impairment test is a two-step process. First, the fair value of the reporting unit is compared with its carrying value including goodwill. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is to be recorded to the extent that the carrying value of the goodwill exceeds its implied fair value. The second step determines the fair value of a reporting unit for the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We evaluate goodwill on a separate reporting unit basis to assess recoverability and impairments, if any, are recognized in earnings.

The Company recorded no impairment losses for the nine months ended September 30, 2006 and 2005.

Intangibles

Trademarks are amortized over their estimated useful lives of 20 years and favorable and unfavorable property leases are amortized over the terms of the related leases.

Financing Costs

Financing costs, which are included in other assets, are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the respective loan agreements. At September 30, 2006 and December 31, 2005, deferred financing costs were $5,524 and $2,934, respectively, net of accumulated amortization of $364 and $4,076, respectively. All debt outstanding as of the acquisition date was repaid and the related discounts were written off. Additionally, discount on loans is being amortized using the effective interest method over the term of the respective loan agreement.

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

Deferred Rent

Certain of the Company’s ground leases require minimum annual rent increases. Rent expense is recognized on a straight-line basis over the term of each lease. Under this method, the Company recognized $52 and $69; and $254 and $207 for the three and nine month periods ended September 30, 2006 and 2005, respectively, of rent expense not currently due. Such amounts are included in other long-term liabilities.

Stock-Based Compensation

The former parent of the Company issued stock options to the Company’s employees in 2002. Outstanding options and the related potential compensation amounts are immaterial, and were terminated in April 2006 in connection with the acquisition of FFP. Following the acquisition, Holdings adopted a new stock-based compensation plan and the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for the incentive units granted during the quarter. All awards granted, modified, or settled after the date of adoption will be accounted for using the measurement, recognition, and attribution provisions of SFAS No.123(R). Under the fair value recognition provision of this statement, share based compensation costs are measured at the grant date based upon the fair value of the award. The Company elected to recognize the expense, net of forfeitures, on a straight-line basis over the requisite period that is the vesting period.  See Footnote 12 for a further description of the plan.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No.154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company applied the provisions of SFAS No. 154 to the restatement as discussed in Note 2.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No.123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes, Accounting for Stock Issued to Employees (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. Non-public entities are required to adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual reporting period that began after December 15, 2005. The Company has adopted SFAS No. 123(R) in connection with its initial issuance of equity incentive unit grants as discussed in Footnote 12, “Stock Compensation Plans.”

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have a material effect on its results of operations or financial position.

4.                                      ACQUISITION

In accordance with a definitive agreement dated February 21, 2006, the Company acquired FFP on April 12, 2006.  The preliminary aggregate purchase price of $212,175 was funded by the $53.5 million equity contribution by Holdings, issuance of $150,000 in aggregate principal amount of 10 7/8% Senior Notes (“Notes”) due in 2014 and a draw of $12,000 against the Company’s senior secured revolving credit facility (“Revolver”) (See Footnote 9).  Proceeds from this debt issuance was used to payoff all outstanding term debt in the amount of $173,177 as of April 12, 2006, less the remaining capital lease obligations of $1,635, to pay transaction related fees and costs, and to fund initial working capital for the Company.

The aggregate purchase price allocation is reflected on the accompanying Condensed Consolidated Balance sheet as of September 30, 2006.  The purchase price allocation is preliminary and will continue to be adjusted as final costs, independent appraisals and accounting effects are determined.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of September 30, 2006 based upon management’s estimates and with the support of an independent appraiser.

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

The trademarks are being amortized using a 20-year useful life.  The intangible asset related to the below market leases and the deferred credit related to the above market leases are being amortized over the related lease terms on straight-line basis over the individual remaining lease terms.

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

On a pro-forma basis for the three months period ended September 30, 2005 and the nine months period ended September 30, 2005 and 2006, the Company had no tax expense and a 0% effective tax rate due to recording a full valuation allowance and significant unused net operating loss carry forwards.

5.                                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2006 and December 31, 2005, consist of the following:

	September 30 2006	December 31 2005
Prepaid insurance	$1,399	$1,381
Prepaid rent	1,092	1,070
Accounts receivable	2,567	331
Other current assets	2,158	1,119
Total	$7,216	$3,901

6.                      PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 and December 31, 2005, consist of the following:

	September 30 2006	December 31 2005
Land	$158	$158
Buildings and leasehold improvements	59,490	107,733
Equipment and fixtures	16,593	26,295
Games	4,472	15,686
Rides and attractions	52,362	64,997
Total	133,075	214,869
Less accumulated depreciation and amortization	8,766	103,523

Add construction in progress	758	1,042
Total	$125,067	$112,388

7.                      INTANGIBLE ASSETS

The goodwill was $70,732 and $37,471 for the period ending September 30, 2006 and December 31, 2005, respectively. The Company does not amortize goodwill which is subject to an annual impairment test pursuant to SFAS 142. For the nine months ended September 30, 2006 and September 30, 2005, there were no impairments to goodwill.

There were no other Intangible Assets as of December 31, 2005.  The Company did have Intangible Assets that were subject to amortization as of September 30, 2006.   The following are the gross carrying amounts and accumulated amortization of the intangible assets subject to amortization as of September 30, 2006:

As of September 30, 2006

	Gross Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets
Trademarks	$13,500	$(314)	$13,186
Property Lease	7,070	(120)	6,950
Total	$20,570	$(434)	$20,136

The future amortization on Trademarks and Property Leases as of September 30, 2006 are as follows:

Year Ending December 31	Trademarks	Property Leases	Total
2006 (3 months)	$169	$65	$234

2007	675	258	933

2008	675	258	933

2009	675	258	933

2010	675	258	933

Thereafter	10,317	5,853	16,170

Total	$13,186	$6,950	$20,136

8.                      OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2006 and December 31, 2005, consist of the following:

	September 30 2006	December 31 2005
Worker’s compensation and general liability insurance	$3,182	$2,349
Accrued property tax	1,514	1,491
Accrued expenses	1,192	1,371
Other accrued liabilities	1,706	1,944
Total	$7,594	$7,155

9.                      LONG-TERM DEBT

Long-term debt at September 30, 2006 and December 31, 2005 consists of the following:

	September 30 2006	December 31 2005
10 7/8% Senior Notes (1)	$150,000
Revolving line of credit - GE Capital (2)
Term loan A (3)		$8,773
Term loan B (3)		33,744
Term loan C (3)		2,500
Mezzanine debt (3)		81,929
Windward mezzanine debt (3)		4,716
Windward senior secured (3)		9,113
Revolving line of credit - Antares (3)		22,850
Capital lease obligations (4)	863	1,619
Total	150,863	165,244

Less current portion	853	7,870
Total long-term debt	$150,010	$157,374

(1)           10 7/8% Senior Notes

In connection with the April 12, 2006 acquisition of FFP by the Company, FFP issued its 10 7/8% Senior Notes, Series A, due April 12, 2014, which are fully and unconditionally guaranteed by the Company.  Interest only installments are payable in semi-annual installments on October 15 and April 15 of each successive year.  The first payment was made on October 16, 2006. The fair market value of the Senior Notes, as of September 30, 2006, was $145.8 million.

(2)           Revolving line of credit — GE Capital

Revolving line of credit up to a maximum of $40,000, maturing no later than June 30, 2014.  Interest is payable periodically at the prime rate plus a margin of 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 2.75% based upon the Company’s election.  During July 2006, the Company paid the outstanding balance, which had a weighted average interest rate of 9.84%, to General Electric (“GE”) Capital.  There was no balance owed to GE Capital as of September 30, 2006.  The margin can vary based on the Company’s debt to earnings ratio.  Under this revolving line of credit, the Company had certain letters of credit outstanding to secure its workers compensation and general liability insurance policies.  Letters of credit outstanding at September 30, 2006 was $4,325.

The revolving credit facility is secured by substantially all of the Company’s assets.

(3)           Other Indebtedness

Term Loan A

Term loans payable, in the original amount of $35,000, payable in installments of principal of $773 on March 31, 2006, $1,000 quarterly on June 30, December 31, and March 31 of each period thereafter, and $4,000 on September 30 of each year through June 30, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.25%—3% per annum or at London InterBank Offered Rate (“LIBOR”) plus a margin of 3.5%—4.25% per annum, based on the Company’s election for specified periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through March 31, 2005, interest payable was at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rate was 9.17% per annum based on the LIBOR rates in effect and 10.25% per annum, based on the base rate, respectively. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

Term Loan B

Term loans payable, in the original amount of $35,000, payable in installments of principal of $69 and $75 on March 31, 2006 and September 30, 2006, respectively, $88 on each quarterly period from September 30, 2006 through June 30, 2007, and $16,625 on September 30, 2007, and on December 31, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.75%—3.5% per annum or at LIBOR plus a margin of 4%—4.75% per annum, based on the Company’s election for specific periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through March 31, 2005, interest was payable at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rate was 9.67% per annum based on the LIBOR rate in effect and 10.75% per annum, based on the base rate, respectively. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

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

Revolving Line of Credit - Antares

Revolving line of credit, up to a maximum of $40,000, maturing no later than June 30, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.25%—3% per annum or at LIBOR plus a margin of 3.5%—4.25% per annum, based on the Company’s election for specified periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through April 12, 2006, interest was payable at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. Borrowings under the line of credit are limited based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rates were 9.04% based on the LIBOR rate and 10.25% based on the base rate respectively. During the period from June 15 through August 31 of each year, the Company was required to repay the revolving line of credit in an amount equal to the Company’s aggregate cash balance in its bank accounts less $5,000. In addition, the lenders were generally not obligated to make loans under the revolving line of credit during such periods. Under this revolving line of credit, the Company had certain letters of credit outstanding to secure its worker’s compensation and general liability insurance policies. Letters of credit outstanding at April 12, 2006 and December 31, 2005, were $4,549 and $9,045, respectively.

The credit facility was secured by substantially all of the Company’s assets. The Company was required on an annual basis to prepay the credit facility by an amount equal to 50%—75% of the Company’s excess cash flow, depending on the Company’s debt to earnings ratio as defined. For the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, no amounts were due under this requirement. Some of the lenders under the credit agreement are stockholders of the Company’s sole member PAL. These loans were paid off in connection with April 12, 2006 acquisition of FFP by the Company.

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

(4)           Capital Lease Obligations

Capital lease obligations secured by applicable equipment with a net book value of $714 and $2,838 at September 30, 2006 and December 31, 2005, respectively, payable in periodic installments.

Aggregate future minimum payments for long-term debts and capital lease obligations as of September 30, 2006 are as follows:

	Long-Term Debt	Capital Leases	Total
2006 (3 months)	$—	$6	$6
2007	—	919	919
2008	—	4	4
2009	—	3	3
2010	—	2	2
Thereafter	150,000	—	150,000
Total	150,000	934	150,934

Less amount representing interest on capital leases	—	71	71
Total long-term debt	150,000	863	150,863

Less current portion, net of interest on capital leases	—	853	853
Total long-term debt—noncurrent	$150,000	$10	$150,010

10.          401(K) PLAN

The Company has a 401(k) plan that covers substantially all management employees who meet certain eligibility requirements as to age and length of service. Matching contributions to the plan are at the discretion of the Company. For the nine months ended September 30, 2006 and 2005, no matching contributions were made to the plan.

11.          RELATED-PARTY TRANSACTIONS

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

12.          STOCK COMPENSATION PLANS

The former parent of the Company issued stock options to Company employees in 2002.  Outstanding options and the related potential compensation were immaterial and were terminated as of April 12, 2006 pursuant to the acquisition of FFP.

During the second quarter of 2006, Holdings has adopted a share-based compensation plan for certain management employees and directors of the Company. The Company has accounted for the fair value of these grants under this Plan in accordance with SFAS No. 123(R).

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

The Board of Directors at its sole discretion may repurchase the vested portion of terminated employees incentive units under certain conditions by establishing a fair market value for the units and applying the same internal rate of return and return on investment hurdles.

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

A summary of the units granted during the period and outstanding as of September 30, 2006 is presented below:

(thousands)	B1	B2	B3	C
Outstanding as of April 12, 2006
Granted (units)	3.7	6.1	2.4	0.4
Exercised
Forfeited
Outstanding at end of period (units)	3.7	6.1	2.4	0.4
Equity incentive units exercisable at period-end
Weighted-average fair value of equity incentive units granted during the year	$482	$308	$201	$1,000

As of September 30, 2006, 5% of the outstanding class B units and 100% of the outstanding class C units were fully vested.

During the three months ended September 30, 2006, there were no stock grants or stock based units granted.

13.          COMMITMENTS AND CONTINGENCIES

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

The Company and MidOcean Partners have been named as defendants in a lawsuit Alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the Acquisition by the Company.  The agreement at issue is between two individuals and a company that are each separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”) purports to hold the Company responsible for the alleged breach of a finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”).  Crowley claims that the Company is the successor in interest to VisionMaker.  As such, although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company remains hopeful that it will prevail on its motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

14.          INCOME TAXES

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

The Company recorded income tax expense of $9.5 million for the period April 13, 2006 through September 30, 2006.  The estimated effective tax rate was 45.1% during the period April 13, 2006 through September 30, 2006.

15.          SEGMENT INFORMATION DISCLOSURE

The Company has in two reportable segments, as defined within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for public business enterprises reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each.

The Company has two reportable segments: FECs and WPs. FECs primarily offer miniature golf, batting cages, kiddie parks, go-carts, and video arcades. WPs feature water slides, flumes, and pools as their primary attractions. The accounting policies of the segments are the same as those described in Note 3. Operating income (loss) of segments does not include interest income or expense and provision for income taxes and also excludes corporate items, such as general and administrative expenses and corporate depreciation expense. Identifiable assets are those used in the Company’s operations in each segment. Corporate assets consist primarily of deferred financing costs, deposits, property and equipment, and cash and cash equivalents.

Goodwill for WPs and FECs was $40,634 and $30,098 respectively, as of September 30, 2006 and was $16,742 and $20,729 respectively as of December 31, 2005.

SEGMENT DATA:
Three Months Ended

Successor			Depreciation
Three Months Ended	Revenues	Net	and	Capital	Total
September 30, 2006	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$24,294	$3,510	$2,603	$1,561	$121,714
WP	57,926	29,141	1,626	1,150	99,593

Total Operations	82,220	32,651	4,229	2,711	221,307

Corporate		(17,318)	499	111	29,490

Total	$82,220	$15,333	$4,728	$2,822	$250,797

Predecessor			Depreciation
Three Months Ended	Revenues	Net	and	Capital	Total
September 30, 2005	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$24,701	$4,533	$2,908	$1,154	$74,527
WP	53,765	27,081	2,026	679	93,911

Total Operations	78,466	31,614	4,934	1,833	168,438

Corporate	—	(7,606)	195	9	3,617

Total	$78,466	$24,008	$5,129	$1,842	$172,055

SEGMENT DATA:
Nine Months Ended

			Depreciation
Successor	Revenues	Net	and	Capital	Total
April 13 to September 30, 2006	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$46,447	$7,141	$5,289	$2,862	$121,714
WP	75,235	28,806	2,871	3,193	99,593

Total Operations	121,682	35,947	8,160	6,055	221,307

Corporate	—	(24,329)	868	123	29,490

Total	$121,682	$11,618	$9,028	$6,178	$250,797

			Depreciation
Predecessor	Revenues	Net	and	Capital	Total
January 1 to April 12, 2006	Net	Loss	Amortization	Expenditures	Assets

FEC	$19,268	$(67)	$1,790	$1,104	$117,618
WP	4,129	(8,161)	2,280	2,800	106,418

Total Operations	23,397	(8,228)	4,070	3,904	224,036

Corporate	—	(9,925)	408	47	10,129

Total	$23,397	$(18,153)	$4,478	$3,951	$234,165

			Depreciation
Predecessor	Revenues	Net	and	Capital	Total
Nine Months Ended September 30, 2005	Net	Income (Loss)	Amortization	Expenditures	Assets

FEC	$64,698	$8,726	$6,860	$4,574	$74,527
WP	75,215	20,014	6,473	3,179	93,911

Total Operations	139,913	28,740	13,333	7,753	168,438

Corporate	—	(24,364)	518	57	3,617

Total	$139,913	$(4,376)	$13,851	$7,810	$172,055

16.                               SEPARATE FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS OF INDEBTEDNESS

As described in Footnotes 4 and 9 above, FFP issued $150,000 in aggregate principal amount of 10 7/8% Senior Notes, Series A, due in 2014.  The Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.  The following disclosures reflect the Company’s condensed consolidating financial information for the periods presented.  The condensed consolidating financial information for the Company and the Company’s guarantor subsidiaries for the periods presented as outlined below have been prepared from the books and records maintained by the Company and the guarantor subsidiaries.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Company and the guarantor subsidiaries operated as independent entities.  Certain intercompany amounts included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to / due from related companies will exist at any time.

Successor
Palace Entertainment Holdings, Inc
Condensed Consolidated Balance Sheet As Of September 30, 2006
(unaudited / in thousands)

		Festival	Combined Guarantor		Holdings
	Holdings	Fun Parks	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$	$18,844	$205	$	$19,049
Inventories		925	1,329		2,254
Prepaid Expenses and Other Current Assets		5,123	2,093		7,216
Total Current Assets		24,892	3,627		28,519

PROPERTY AND EQUIPMENT-NET		59,484	65,583		125,067
GOODWILL		55,694	15,038		70,732
INATNGIBLES		11,999	8,137		20,136
OTHER ASSETS-NET		6,199	144		6,343
DUE FROM SUBSIDIARIES		48,064		(48,064)
INVESTMENT IN SUBSIDIARIES	66,045	42,378		(108,423)
TOTAL	$66,045	$248,710	$92,529	$(156,487)	$250,797

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$	$2,417	$—	$	$2,417
Accrued Interest		7,741	—		7,741
Accrued Wages and Payroll Taxes		2,241	19		2,260
Income Taxes Payable		9,504	0		9,504
Other accrued liabilities		7,286	308		7,594
Unearned Revenue		35	921		956
Current portion of long term debt		14	839		853
Total Current Liabilities		29,238	2,087		31,325

LONG TERM DEBT-Less Current Portion		150,010	—		150,010
DUE TO PARENT			48,064	(48,064)
OTHER LONG TERM LIABILITIES		3,417			3,417
Total Liabilities		182,665	50,151	(48,064)	184,752
SHAREHOLDER’S EQUITY	66,045	66,045	42,378	(108,423)	66,045
TOTAL	$66,045	$248,710	$92,529	$(156,487)	$250,797

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Balance Sheet As Of December 31, 2005
(unaudited / in thousands)

	Festival	Combined Guarantor		FFP
	Fun Parks	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,125	$115		$5,240
Inventories	2,858	437		3,295
Prepaid Expenses and Other Current Assets	2,878	1,023		3,901
Total Current Assets	10,861	1,575		12,436

PROPERTY AND EQUIPMENT-NET	61,778	50,610		112,388
GOODWILL	22,432	15,039		37,471
OTHER ASSETS-NET	3,225	143		3,368
INVESTMENT IN AND DUE FROM SUBSIDIARIES	64,477		(64,477)
TOTAL	162,773	$67,367	$(64,477)	$165,663

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$2,705	—		$2,705
Accrued Interest	610	—	—	610
Accrued Wages and Payroll Taxes	2,485	—		2,485
Income Taxes Payable	—			—
Other accrued liabilities	7,156	—		7,156
Unearned Revenue	92	1,250		1,342
Current portion of long term debt	7,106	764		7,870
Total Current Liabilities	20,154	2,014		22,168

LONG TERM DEBT-Less Current Portion	156,535	839		157,374
OTHER LONG TERM LIABILITIES	3,223	37		3,260
Total Liabilities	179,912	2,890		182,802

DUE TO/FROM SUBSIDIARIES	(36,003)	56,397	(20,394)
MEMBER’S INTEREST	18,864	8,080	(44,083)	(17,139)
TOTAL	$162,773	$67,367	$(64,477)	$165,663

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Three Months Ended September 30, 2006
(unaudited / in thousands)

		Festival	Combined Guarantor		Holdings
	Holdings	Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$—	$40,529	$41,691	$—	$82,220
Operating Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization as shown below)		22,418	18,447		40,865
Selling, General and Administrative		4,804	2,754		7,558
Depreciation and Amortization		2,647	2,081		4,728
Total Operating Expenses		29,869	23,282		53,151

Operating Income		10,660	18,409	—	29,069

Equity in Earnings of Subsidiaries	15,333	18,409	—	(33,742)	—

Other Expense
Interest and Other Expense, net	—	4,216	—	—	4,216

Income (Loss) from Continuing Operations	15,333	24,853	18,409	(33,742)	24,853

Income Tax Provision		9,520	—	—	9,520

Net Income (Loss)	$15,333	$15,333	$18,409	$(33,742)	$15,333

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Statement of Operations For The Three Months Ended September 30, 2005
(unaudited / in thousands)

	Festival	Combined Guarantor		FFP
	Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$38,186	$40,280		$78,466
Operating Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization as shown below)	18,329	19,561		37,890
Selling, General and Administrative	5,543	294		5,837
Depreciation and Amortization	2,207	2,922		5,129
Gain/Loss on disposal of assets	(205)			(205)

Total Operating Expenses	25,874	22,777	—	48,651

Operating Income	12,312	17,503	—	29,815

Equity in Earnings of Subsidiaries	17,503	—	(17,503)	—

Other Expense
Interest and Other Expense, net	5,734	—	—	5,734

Income (Loss) from Operations	24,081	17,503	(17,503)	24,081

Income Tax Provision	73			73

Net Income (Loss)	$24,008	$17,503	$(17,503)	$24,008

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Period Ended April 13 to September 30, 2006
(unaudited / in thousands)

		Festival	Combined Guarantor		Holdings
	Holdings	Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$—	$65,238	$56,444		$121,682
Operating Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization as shown below)		39,412	30,660		70,072
Selling, General and Administrative		8,610	4,420		13,030
Depreciation and Amortization		6,686	2,342		9,028
Total Operating Expenses		54,708	37,422		92,130

Operating Income		10,530	19,022		29,552

Equity in Earnings of Subsidiaries	11,618	19,022		(30,640)

Other Expense
Interest and Other Expense, net		8,370			8,370

Income (Loss) from Continuing Operations	11,618	21,182	19,022	(30,640)	21,182

Income Tax Provision		9,564			9,564

Net Income (Loss)	$11,618	$11,618	$19,022	$(30,640)	$11,618

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Statement of Operations For The Period Ended January 1 to April 12, 2006
(unaudited / in thousands)

	Festival	Combined Guarantor		FFP
	Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$17,818	$5,579		$23,397
Operating Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization as shown below)	18,148	8,042		26,190
Selling, General and Administrative	3,151	1,057		4,208
Depreciation and Amortization	2,825	1,653		4,478
Total Operating Expenses	24,124	10,752		34,876

Operating Loss	(6,306)	(5,173)		(11,479)

Equity in Earnings of Subsidiaries	(5,173)		5,173

Other Expense
Interest and Other Expense, net	6,674			6,674

(Loss) Income from Continuing Operations	(18,153)	(5,173)	5,173	(18,153)

Income Tax Provision	—	—	—	—

Net (Loss) Income	$(18,153)	$(5,173)	$5,173	$(18,153)

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Statement of Operations For The Nine Months Ended September 30, 2005
(unaudited / in thousands)

	Festival	Combined Guarantor		FFP
	Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$80,257	$59,656		$139,913
Operating Costs and Expenses	0
Cost of Revenue (exclusive of depreciation and amortization as shown below)	53,475	35,563		89,038
Selling, General and Administrative	9,732	5,542		15,274
Depreciation and Amortization	7,232	6,619		13,851
Gain/Loss on disposal of assets	(32)	0		(32)

Total Operating Expenses	70,407	47,724		118,131

Operating Income	9,850	11,932	—	21,782

Equity in Earnings of Subsidiaries	11,932	—	(11,932)	0

Other Expense
Interest and Other Expense, net	17,333	—	—	17,333

Income (Loss) from Operations	4,449	11,932	(11,932)	4,449

Income Tax Provision	73	—	—	73

Net Income (Loss)	$4,376	$11,932	$(11,932)	$4,376

Predecessor
FESTIVAL FUN PARKS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD JANUARY 1 TO APRIL12, 2006
(unaudited / in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(18,153)	$(5,173)	$5,173	$(18,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,825	1,653		4,478
Equity in Earnings of Subsidiaries	5,173		(5,173)	—
Amortization of deferred financing costs and discount accretion	796	—		796
Financed Interest Payments	3,515	—		3,515
Share based Compensation	—	—	—	—
Deferred rent expense	36	—		36

Changes in net operating assets and liabilities:
Inventories	470	(684)		(214)
Prepaid expenses and other current assets	433	672		1,105
Other assets	8	—		8
Accounts payable	1,160	—		1,160
Accrued interest	436	—		436
Accrued wages and payroll taxes	(182)	15		(167)
Income taxes payable	—	—		—
Other accrued liabilities	(1,857)	510		(1,347)
Unearned Revenue	(163)	157		(6)
Other long-term liabilities	22	—		22

Net cash provided used by operating activities	(5,481)	(2,850)	—	(8,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net
Purchases of property and equipment	(1,269)	(2,682)	—	(3,951)
Proceeds from disposal of assets

Net cash used in investing activities	(1,269)	(2,682)	—	(3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock
Return of capital
Porceeds from long-term debt	13,100			13,100
Repayment of long-term debt	(767)			(767)
Payment for cost of financing
Advances to related company	(5,558)		5,558
Advances from related company		5,558	(5,558)
Payments on capital leases	(118)	—		(118)
Distributions to member	(57)			(57)

Net cash provided by financing activities	6,600	5,558	0	12,158

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(150)	26		(124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,125	115		5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,975	$141	$—	$5,116

Successor
PALACE ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD APRIL 13 TO SEPTEMBER 30, 2006
(unaudited / in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,618	$11,618	$19,022	$(30,640)	$11,618
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		6,686	2,342		9,028
Equity in Earnings of Subsidiaries	11,618			(11,618)
Amortization of deferred financing costs and discount accretion		364			364
Financed Interest Payments
Share based Compensation		667			667
Deferred rent expense		218			218

Changes in net operating assets and liabilities:
Inventories		143	(208)		(65)
Prepaid expenses and other current assets		(1,643)	(1,741)		(3,384)
Other assets		1			1
Accounts payable		(2,121)			(2,121)
Accrued interest		7,655			7,655
Accrued wages and payroll taxes		(63)	4		(59)
Income taxes payable		9,504	0		9,504
Other accrued liabilities		3,051	(202)		2,849
Unearned Revenue		(208)	(172)		(380)
Other long-term liabilities		(195)	75		(120)

Net cash provided by operating activities	23,236	35,677	19,120	(42,258)	35,775

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)				(37,599)
Purchases of property and equipment		(3,397)	(2,781)		(6,178)
Proceeds from disposal of assets
Net cash used in investing activities	(37,599)	(3,397)	(2,781)		(43,777)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260				54,260
Return of capital	(500)				(500)
Porceeds from long-term debt	163,500				163,500
Repayment of long-term debt		(189,095)			(189,095)
Payment for cost of financing	(5,575)				(5,575)
Advances to related company	(197,322)	(8,095)		205,417
Advances from related company		178,596	(15,437)	(163,159)
Payments on capital leases		183	(838)		(655)
Distributions to member
Net cash provided (used) by financing activities	14,363	(18,411)	(16,275)	42,258	21,935

NET INCREASE IN CASH AND CASH EQUIVALENTS		13,869	64		13,933

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,975	141		5,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$18,844	$205	$—	$19,049

Predecessor
Festival Fun Parks LLC
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005
(unaudited / in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Elimination	FFP Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit/(Loss)	$4,376	$11,932	$(11,932)	$4,376
Depreciation and Amortization	7,233	6,618	—	13,851
Equity in Earnings of Subsidiaries	27,654	—	(27,654)	—
Gain/loss on disposition	(32)	—		(32)
Amortization of deferred financing costs and discount accretion	2,049	—		2,049
Financed Interest payments	1,870	—		1,870
Deferred Rent expense	207	37		244

Changes in Net Operating Assets and Liabilities:
Inventories	486	(667)		(181)
Prepaid Expenses and Other Current Assets	(1,352)	(886)		(2,238)
Other Assets	(156)	(65)		(221)
Accounts Payable	(883)	—		(883)
Accrued Interest	1	—		1
Accrued Wages and Payroll Taxes	478	104		582
Income Taxes Payable	—	—		—
Unearned Revenue	917	(1,305)		(388)
Long Term liabilities	(1,067)	1,067		—
Other Long Term Labilities	188	318		506

Net Cash Provided by Operating Activities	41,969	17,153	(39,586)	19,536

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(3,548)	(4,262)		(7,810)
Proceeds from disposal of assets	348	—		348

Net Cash used in Investing Activities	(3,200)	(4,262)	—	(7,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of debt	25,750			25,750
Repayment of long-term debt	(26,670)	(5,899)		(32,569)
Payments for cost of financing	(176)			(176)
Payments on capital leases	(769)	(97)		(866)
Advances to related company	(32,898)	(33,468)	66,366
Advances from related company		26,780	(26,780)
Distributions to member	(60)			(60)
Net Cash Provided by or (Used in) Financing Activities	(34,823)	(12,684)	39,586	(7,921)

NET INCREASE (DECREASE) IN CASH	3,946	207		4,153

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	2,215	132	—	2,347

CASH AND EQUIVALENTS - END OF PERIOD	$6,161	$339	$	$6,500

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

Subsequent to the filing of the original Form 10-Q for the quarter ended September 30, 2006, management discovered that non cash accretion of interest expense related to the predecessor company’s redeemable securities, subsequently retired as of the date of acquisition of FFP on April 12, 2006, was overstated for the three and nine months ending September 30, 2005.

The condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2005, have been restated. The restatement relating to interest expense was the result of a certain accounting error relating to the predecessor financial information, as more fully discussed in Note 2 to the unaudited condensed consolidated financial statements.  The financial information set forth in the following Management’s Discussion and Analysis gives effect to the restatement.

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

Comparison of Three Months Ended September 30, 2006 and 2005

Our combined net income was $15.3 million and $24 million for the three months ended September 30, 2006 and 2005, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	2006	2005
Statement of operations:
Revenues
FECs	$24,294	$24,701
WPs	57,926	53,765
Total revenues	82,220	78,466

Operating costs and expenses

Cost of revenue	40,865	37,890

% of Revenues	49.70%	48.20%

Gain on disposal of assets	—	205

Selling, general and administrative	7,558	5,837

% of Revenues	9.20%	7.40%

Depreciation and amortization	4,728	5,129
Total operating costs and expenses	53,151	48,651

Operating Income	29,069	29,815

Interest and other expense, net	4,216	5,734

Income tax expense	9,520	73

Net Income	$15,333	$24,008

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net Income of the segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	Three months ended September 30,
	WPs		FECs
	Combined		Combined
($ in thousands)	2006	2005	2006	2005
Revenues, net	$57,926	$53,765	$24,294	$24,701
Segment-level EBITDA	30,766	29,131	6,113	7,438
Segment-level capital expenditures	1,150	679	1,561	1,154

The following is a reconciliation of EBITDA to Net Income for the Three Months Ended September 30, 2006 and September 30, 2005:

	Three Months Ending	Three Months Ending
	September 30, 2006	September 30, 2005
WPs EBITDA	$30,766	$29,131
FECs EBITDA	6,113	7,438
Total Segment EBITDA	36,879	36,569

Depreciation	4,728	5,129
Income tax expense	9,520	73
Gain on disposal of assets	0	(205)
Interest	4,216	5,734
Corporate G&A	3,082	1,830
Total Expenses	21,546	12,561

Net Income	$15,333	$24,008

	Three months ended September 30,
	Combined
WP operating data:	2006	2005

WP attendance	1,923,474	1,886,538

Revenue per guest	$30.11	$28.50

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

Depreciation and amortization.  Depreciation and amortization expenses decreased $0.4 million or 7.8% for the three months ended September 30, 2006 compared to the same period in 2005.  Several large assets acquired in prior acquisitions were adjusted to fair market values lower than their original costs with new useful lives as of the date of Acquisition which caused $0.6 million lower depreciation in the third quarter 2006 compared to the third quarter in 2005.    The decrease was offset by higher depreciation and amortization in 2006 as a result of increasing property and equipment and intangibles to fair market value in connection with the Acquisition.

Interest expense, net.  Interest expense, net totaled $4.2 million for the three months ended September 30, 2006 compared to $5.7 million during the same period in 2005, a decrease of $1.5 million or 26.3%.  The decrease in interest expense resulted from lower interest rates and the Company’s improved cash position.

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

Income from operations.  The foregoing resulted in income from operations of $15.3 million for the three months ended September 30, 2006 and $24 million for the same period in 2005.

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

We had combined net loss of $6.53 million and net income of $4.4 million for the nine months ended September 30, 2006 and 2005, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	Nine months ended September 30,
$ in thousands	2006	2005

Statement of operations:
Revenues
FECs	$65,715	$64,698
WPs	79,364	75,215
Total revenues	145,079	139,913
Operating costs and expenses
Cost of revenue	96,262	89,038
% of Revenues	66.30%	63.60%
(Gain) / Loss on disposal of assets	0	(32)
Selling, general and administrative	17,238	15,274
% of Revenues	11.90%	10.90%
Depreciation and amortization	13,506	13,851
Total operating costs and expenses	127,006	118,131
Operating Income	18,073	21,782
Interest and other expense, net	15,044	17,333
Income tax expense	9,564	73
Net Loss	$(6,535)	$4,376

	Nine months ended September 30,
	WPs		FECs
	Combined		Combined
($ in thousands)	2006	2005	2006	2005
Revenues, net	$79,364	$75,215	$65,715	$64,698
Segment-level EBITDA	25,794	26,487	14,153	15,586
Segment-level capital expenditures	5,993	3,179	3,965	4,574

The following is a reconciliation of EBITDA to Net Income for the Nine Months Ended September 30, 2006 and September 30, 2005:

	Nine Months Ending	Nine Months Ending
	September 30, 2006	September 30, 2005
WPs EBITDA	$25,794	$26,487
FECs EBITDA	14,153	15,586
Total Segment EBITDA	39,947	42,073

Depreciation	13,506	13,851
Gain on disposal of assets	0	(32)
Income tax expense	9,564	73
Interest	15,044	17,333
Corporate G&A	8,368	6,472
Total Expenses	46,482	37,697

Net Income	$(6,535)	$4,376

	Nine months ended September 30,
	Combined
WP operating data:	2006	2005
WP attendance	2,756,638	2,733,423
Revenue per guest	$28.79	$27.52

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

Depreciation and amortization.  Depreciation and amortization expenses decreased $0.34 million or 2.5% for the nine months ended September 30, 2006 compared to the same period in 2005.   Several large assets acquired in prior acquisitions were adjusted to fair market values lower than their original costs with new useful lives as of the date of Acquisition which caused depreciation for the nine months ended 2006 to be lower than 2005.    This decrease was offset by higher depreciation and amortization in 2006 as a result of increasing property and equipment and intangibles to fair market value in connection with the Acquisition.

Interest expense, net.  Interest expense, net totaled $15 million for the nine months ended September 30, 2006 compared to $17.3 million during the same period in 2005, a decrease of $2.3 million or 13.3%.  The decrease in interest expense resulted from lower interest rates.

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

Income (Loss) from operations.  The foregoing resulted in a loss from operations of $6.53 million for the nine months ended September 30, 2006 and  net income of $4.4 million for the same period in 2005.

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

In connection with the acquisition of FFP, we incurred debt, including amounts outstanding under the Notes and our senior secured revolving credit facility (“Revolver”). As of the closing of the acquisition of FFP by the Company, we had total debt of approximately $163.6 million comprised of $150.0 million of Notes, $12.0 million of seasonal borrowings on the Revolver and $1.6 million of capital leases. Interest payments on this indebtedness will significantly reduce our cash flow from operations. However, as a result of the refinancing of our debt in connection with the Transactions from the proceeds of the Equity Contribution and the Notes, we expect our annual interest expense to decrease and we will no longer be subject to annual debt amortization payments; net debt payments totaled approximately $7.9 million in 2005.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.  Our market risks relate primarily to changes in interest rates. Our new senior secured revolving credit facility carries floating interest rates that are tied to the LIBOR rate and the Prime rate and therefore, the consolidated financial statements will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses up to $0.4 million annually, depending on the average carrying balance of the facility. We historically have not engaged in interest rate hedging activities.

Currency Exchange Rates.  We are not exposed to currency exchange rate risks.

Item 4. CONTROLS AND PROCEDURES

Subsequent to the filing of the original form 10Q, the Company’s management discovered that non cash accretion of interest expense related to the predecessor company’s redeemable securities, subsequently retired as of the date of the acquisition, was overstated for the three months and nine months ending September 30, 2005.

The Company is restating to correct interest expense that was overstated in the previously filed financial statements for periods referenced above. As a result of this restatement, net income increased for the three and nine month periods ended September 30, 2005.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2006 in connection with the filing of the original Form 10-Q on November 15, 2006.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the three months and nine months ended September 30, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the reevaluation, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s financial disclosure controls and procedures were ineffective as of September 30, 2006 because of the following material weakness identified:

The designed manual financial reporting control, to ensure that the predecessor entity’s quarterly financial information reported in the Company’s reports filed under the Securities Exchange Act were accurately recorded, were ineffective.

In light of this conclusion, the Company performed additional analysis and reviewed its financial reporting procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The Company and MidOcean Partners have been named as defendants in a lawsuit Alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the Acquisition by the Company.  The agreement at issue is between two individuals and a company that are each separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”) purports to hold the Company responsible for the alleged breach of a finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”).  Crowley claims that the Company is the successor in interest to VisionMaker.  As such, although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company remains hopeful that it will prevail on its motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

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

FESTIVAL FUN PARKS, LLC

/s/ Alexander Weber, Jr.
By: Alexander Weber, Jr.
Its: Chief Executive Officer and President
(Principal Executive Officer)
Dated: April 5, 2007

FESTIVAL FUN PARKS, LLC

/s/ James A. Burk
By: James A. Burk
Its: Chief Financial Officer

Dated: April 5, 2007

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

10.6	Professional Services Agreement, April 12, 2006 by and among Festival Fun Parks, LLC, Palace Holdings Group LLC and MidOcean US Advisor, LP (1)(2)
10.29	Employment Agreement, dated as of May 30, 2006, by and between Festival Fun Parks, LLC and James A. Burk. (1)(2)
10.30	Letter Agreement, dated as of May 22, 2006, by and between Festival Fun Parks, LLC and Todd R. Wulffson. (1)(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

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