Form 10-K
period 2006-12-31
Palace Entertainment Holdings, Inc.
filed 2007-04-06
CIK 1364580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 333-135091-12

PALACE ENTERTAINMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4503577
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4590 MacArthur Boulevard, Suite 400
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 797-9700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐.  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐.  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 100 shares of common stock with a par value of $.01 per share outstanding as of March 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(D) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS AND RISK FACTORS

(Safe-Harbor Statement Under the Private Securities Litigation Reform Act of 1995)

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are statements that are not historical facts, including statements about our beliefs and expectations or any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Forward-looking statements include, but are not limited to, statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” “project,” “targets,” “likely,” “would,” “could” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures, amounts and timing of expenditures and contemplated transactions.

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

You should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements.  These risks and uncertainties may include those discussed in ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections in this report. New risks can emerge from time to time. It is not possible for us to assess all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given such risks and uncertainties, we urge you to read this report completely with the understanding that actual future results may be materially different from what we plan or expect.  The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

ITEM 1.  BUSINESS

Overview

Unless the context indicates otherwise, the terms “Palace,” “we,” “our,” “us” and the “Company” refer to Palace Entertainment Holdings, Inc., Festival Fun Parks, LLC, and their subsidiaries, the term “FFP” refers to Festival Fun Parks, LLC, the term “Palace Entertainment” refers to Palace Entertainment Holdings, Inc., the term “Holdings” refers to our ultimate Parent, Palace Holdings Group, LLC. In this summary, we refer to our water parks (“WPs”) and family entertainment centers (“FECs”) generally as “parks.”

We are one of the largest operators of WPs and FECs in the United States, based on the number of parks operated. As of December 31, 2006, we operated a geographically diverse portfolio of 32 parks in eight states with an attendance that we estimate to be in excess of 10 million guests in 2006. Effective as of  March 8, 2007 we purchased certain water park assets located in Sacramento, California from Premier Waterworld Sacramento, Inc. (“Premier”), an affiliate of Six Flags Theme Parks, Inc., and were assigned the lease between Premier and the State of California where such assets are located. We are renaming the WP Raging Waters Sacramento and intend to have it fully operational by May 2007.  Our parks provide family oriented and affordable attractions to guests of all ages in clean and attractive environments, offering popular rides and entertainment such as water themed thrill rides at our WPs and arcade games, miniature golf and racing simulators at our FECs. Each of our parks is a well-established business with a long operating history, with our WPs and our FECs having been in operation for an average of over 24 years and 19 years, respectively. We operate our parks under several established brand names such as Wet “N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs®, and Boomers!®. Over the last several years, we believe that we have benefited from significant recognition from national and local media. For the year ended December 31, 2006, we had total net revenues of $163 million.

Company history

FFP began operations with the acquisition of 15 FECs in California and Florida, creating an operating company with combined annual revenue of approximately $58.0 million in 1998. FFP has grown to be one of the largest operators of parks in the U.S. through a series of strategic acquisitions of both WPs and FECs. It acquired Splish Splash™ in 1999 and Water Country and Big Kahuna’s® in 2000. In May 2002, FFP acquired from Alfa Smartparks, Wet ”N Wild® Nevada (which is now closed), Raging Waters Group, Smartparks-Florida, Smartparks-Carolina, Smartparks-Silver Springs, Smartparks-San Jose, Smartparks-San Dimas and Smartparks-Riverside. In July 2002, FFP purchased from Malibu Entertainment Mountasia™, MalibuCastle, Malibu SpeedZone® and Malibu GranPrix®. In 2004, FFP sold four FECs in California and Florida. In addition, the lease for the WP in Las Vegas expired and was not renewed, and the lease for our Anaheim, California FEC was terminated by FFP.   The current portfolio consists of 33 parks, including 9 WPs, including Raging Waters Sacramento, one nature themed park and 23 FECs, located in California, North Carolina, New Jersey, New York, New Hampshire, Florida, Texas and Georgia.

On April 12, 2006, Palace Entertainment, a Delaware corporation, acquired FFP (the “Acquisition”) in a series of related transactions (the “Transactions”). Palace Entertainment is a 100% owned subsidiary of Holdings, which is primarily owned by MidOcean Partners, LP (“MOP”), a New York and London based private equity firm, MidOcean Partners II, LP (“MOP II,” and together with MOP, “MidOcean”).  FFP is a Delaware limited liability company formed on June 23, 1998, with Palace Entertainment, Inc. (“PAL”) being the sole member prior to the Acquisition. The Company was established to purchase and operate FECs and WPs as well as amusement parks and other out-of-home entertainment locations.

The Company has two segments: WPs and FECs.  Financial information concerning the Company’s business, business segments and geographic information appears in the Notes to our consolidated financial statements included under Item 8 below, which information is incorporated herein by reference.

Water parks and Silver Springs®

We operate nine traditional WPs, including Raging Waters Sacramento in California, Florida, North Carolina, New Jersey, New York and New Hampshire and one nature-themed park in Florida. Our WPs have been in operation for an average of over 24 years and feature a number of attractions. Our typical WP offers 15 to 25 rides and attractions including variable depth pools, water slides, wave pools, action and “lazy” rivers, tube rides and water-themed adventure areas, as well as interactive children’s play areas. Our WPs market locally to attract guests from within a 30 to 50 mile radius.  Our WPs generally operate during an approximate 110-day season from Memorial Day to Labor Day and generate revenues from general admission ticket sales, the sales of food and beverages, retail merchandise, parking and stroller, cabana and locker rentals. We also operate Silver Springs®, our nature-themed park located on approximately 63 acres and a 267-acre state park in Silver Springs, Florida that showcases a variety of local wildlife and glass-bottom boat tours and hosts a variety of entertainment attractions including concerts. Silver Springs® is open year-round. Each of our WPs and Silver Springs® also offers a variety of food and beverage facilities, retail and merchandise offerings. For the year ended December 31, 2006, our WPs and Silver Springs® had attendance of approximately 2.8 million guests and generated revenues of $82.2 million.

Family entertainment centers

We operate 23 FECs under such established brands as Malibu Grand Prix®, SpeedZone®, Castle Park, Mountasia™ and Boomers!®. Our FECs have been in operation for an average of over 19 years. Many of our FECs are situated in regions with moderate climates and all are open year-round, with higher traffic during times when children are not in school. With locations in California, Florida, Georgia, New York and Texas, our FECs are typically five to 13 acres in size and offer a variety of attractions, including some or all of the following: miniature golf courses, go-karts, bumper boats, thrill rides, state-of-the-art arcade games, redemption games, batting cages, rock walls, laser tag and kiddie rides. Two of our FECs, Dallas and Los Angeles SpeedZones, offer dragster racing on six lane racing tracks. Castle Park, in addition to mini golf and a video arcade, also operates several rides and attractions catering mostly to children.  We believe our pricing structure provides an attractive value proposition for our guests. Our FECs typically do not charge a general admission fee; guests pay for those games they wish to enjoy. Additionally, under certain promotions, we offer bundled pricing and group packages. Our FECs market locally to attract guests from within a 15-mile radius and specifically focus on parents and children. For example, our “Birthday Party Experts” marketing program is designed to reinforce our FECs as a memorable birthday party experience and destination for young children. Each of our FECs also offers a snack bar or other type of food and beverage facility and limited retail and merchandise offerings. Our FECs generate revenues from attractions and the sales of food, beverages and merchandise. For the year ended December 31, 2006, our FECs generated revenues of $81 million.

Business strategy

Our goal is to maintain and improve upon our position as a leading operator of WPs and FECs in the U.S. We intend to leverage our strong portfolio of established assets and an experienced management team to grow revenues and profitability through the introduction of several near and longer term efficiency measures, cost savings and revenue enhancement initiatives.

Our primary focus is to provide our guests with a fun experience at an affordable cost in a clean, safe and friendly environment. We believe that this will enable us to drive growth in attendance at our parks along with improvements in revenue per capita. Certain of these initiatives have been implemented at a limited number of our parks, and we intend to introduce these strategies across our park network.

The key elements of our business strategy are:

•                      Focus on guest experience. We believe that attendance growth and repeat visitation are driven in large part by exceeding our guests’ expectations each time they attend one of our parks. To that end, we intend to provide our guests with entertaining attractions and quality food in clean, well maintained facilities at an attractive price. We will continue to train our employees to strive to exceed our guests’ expectations each time they attend one of our parks. We believe that exceeding our customers’ expectations in these key areas will increase and drive repeat visitations and revenue per capita.

•                      Optimize existing operations. We intend to continue to drive profitability and efficiency improvements by focusing on park-level and company-wide initiatives. These initiatives will include the implementation of best practice and standard operating procedures across our company, the introduction of POS terminals throughout our parks to maximize credit card transactions, thereby reducing shrinkage losses and the consolidation of purchasing activities to further exploit our economies of scale. In addition, we believe that further gains will be realized through continued training of park-level employees.

•                      Focus on revenue growth initiatives at our parks. We intend to pursue several non-capital intensive revenue growth initiatives at our parks. We believe our annual guest attendance, which we estimate to be in excess of 10 million guests in 2006, provides us with an opportunity to increase sponsorship opportunities from national and local consumer-oriented businesses. We believe we can increase repeat visitation and guests’ in-park spending by remaining focused on quality operations, strategic production investment, targeted programming and communication as well as enhancing the quality and variety of our food and beverage offerings.  Additionally, we intend to continue to implement new pricing policies where appropriate designed to maximize revenue throughout peak and non-peak periods and increasing non-peak attendance through a combination of attractive pricing strategies and improved marketing and event programs.

•                      Drive repeat visitation and increase guests’ in-park spending at FECs. We believe we can increase repeat visitation and guests’ in-park spending by remaining focused on guest experience and positioning our FECs as attractive restaurant alternatives. We believe certain of our FECs currently drive significant repeat visitation through an all-inclusive birthday party offering. We believe this successful offering can be further emphasized throughout our FEC network. These initiatives should also help us further diversify and our FEC revenues.

•                      Enhance and diversify water park revenue. We intend to continue to increase non-admission revenue and drive off-peak revenues at our WPs. We intend to expand our product offerings with items such as midway games, night-time attractions and other “dry” alternatives at our WPs. We believe that the implementation of cashless POS systems will continue to increase per capita revenue over our current cash-based system by lowering the barrier to guests’ in-park spending on merchandise, retail and food and beverage offerings.

•                      Targeted platform optimization and expansion. We will continue to explore selected lease re-negotiations and potential asset dispositions where we believe it is appropriate, with a particular focus on our FECs. We will continue to explore acquisition, management and greenfield development opportunities in the highly fragmented local amusement park, WP and FEC industries.  We will selectively pursue such opportunities when they meet our strategic goals and financial return criteria.

Intellectual Property

We rely on many trademarks and service marks which we consider to be central to the recognition of our brands in our markets. These include Wet ”N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, SpeedZone®, and Boomers!®. We are not aware of any existing infringing uses that could reasonably be expected to materially affect our business. We believe that our trademarks and service marks are valuable to the operation of our parks and are an integral part of our marketing strategy and amortize our intangible trademark assets over 20 years.

Industry

The U.S. amusement park industry consists of destination, regional and local amusement or theme parks. “Destination” theme parks are those that are the most well known and popular, and they are visited by guests from around the world and often consist of overnight and extended trips. These include Disneyland in California and Walt Disney World Resort in Florida and Universal Studios Florida. “Regional” theme parks are those that, while also large, typically draw from a more limited geographic radius of approximately 100-150 miles. These include Busch Gardens, Knott’s Berry Farm and Six Flags. “Local” amusement parks are designed to attract visitors from within a 10 to 50-mile radius of the park. Depending on the size of the facility, local amusement parks tend to have a varying number of attractions and activities to occupy guests for several hours up to a full day. We believe that in the U.S. there are an estimated 160 outdoor WPs that typically attract over 100,000 attendees per year. According to the World Water Park Association, the broader North American water park attendance including smaller WPs and municipal/city owned pools with water park features, was estimated to be 74 million visitors during the 2004 summer season and has grown at a compound annual growth rate of 3.0% to 5.0% for the five year period ending in 2004.

The FEC industry is highly fragmented and is comprised of community-based recreational facilities, typically ranging in size from five to 15 acres, with approximately two-thirds of FEC owners operating only one FEC at any one time. An FEC, according to the International Association for the Leisure & Entertainment Industry (“IALEI”), is defined as a community-based recreation/entertainment destination with family appeal that typically contains two or more of the following attractions: miniature golf, batting cages, bumper boats/cars, go-karts, rides, coin-operated games and soft, modular play areas. According to a 2005 survey conducted by the IALEI, a majority of FECs have annual attendance of between 50,000 and 500,000 guests, with per capita spending estimated to range from $5 to $20 per visit.

We believe that the local amusement park market is an attractive segment of the overall amusement park industry and that the current and projected demographic trends in the U.S. are favorable for our business. The growth in both household formation rates and the number of people in the 20 to 34-year old age group is projected to surpass the levels seen over the past five to 10 years. We believe that this will provide strong support for businesses such as ours that provide out-of-home entertainment targeting families with young children. We believe that visitors often prefer local amusement parks over larger regional or destination parks as they demand less time to receive value from the visit, provide greater ease of access, and do not require lodging expenses or more expensive travel expenses. Due to these factors, we believe that the local amusement park segment is less exposed to the adverse effects of unforeseen events that impact consumer travel as well as consumer discretionary spending cycles in general. In addition, the local amusement park segment is less capital intensive than either the regional or destination amusement park segments. For example, a new water park attraction typically costs approximately $500,000 to $2.0 million, compared to approximately $25.0 million for a new high-end roller coaster at a regional amusement park.

Competitive strengths

Strong portfolio of established assets.  We believe that we have assembled a strong portfolio of attractions in desirable locations. We operate our parks under long-term leases, most of which have an average remaining lease term, including renewals, of approximately 29 years. In addition, our WPs and FECs have operated for an average of over 24 years and 19 years, respectively, through various economic cycles. We also enjoy strong brand recognition in our local markets, and operate under several well-known brand names such as Wet ”N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs® and Boomers!®. Over the last several years, we believe that we have benefited from significant recognition from national and local media.

One of the largest U.S. operators of WPs and FECs.  We are one of the largest operators of WPs and FECs in the U.S., based on the number of parks operated, with an attendance that we estimate to be in excess of 10 million guests in 2005. We believe that our size provides us with the ability to leverage successful operating practices across our entire park platform and to achieve certain economies of scale as compared to smaller operators who rely on a more limited asset base. Additionally, several of our parks are located in proximity to our other parks which we believe will allow us to leverage our resources on a regular basis.

Significant barriers to entry.  We believe that our WP business benefits from significant barriers to entry, including limited access to available real estate in our metropolitan locations, substantial lead times associated with new park development once suitable real estate is identified and acquired, and significant up-front capital costs, excluding land acquisition, associated with developing a new park. We estimate that the non-land related start-up costs to build a water park similar to one of our typical WPs could be between $20-30 million and would require two years or more to complete. We believe that the prominent location of many of our FECs along or near major highways provides us a competitive advantage in our markets.

Geographically diverse portfolio of parks.  We operate 33 parks located in eight states in the northeast, southeast, southwest and west coast of the U.S. Our parks are located in seven of the top Metropolitan Statistical Areas (“MSAs”) in the U.S. These locations provide us with a large, local market for our parks versus parks located in less densely populated areas. In addition, we believe that the per capita income of residents in our MSAs provides us with an attractive demographic base from which to attract visitors. We believe that our geographic diversity helps to mitigate adverse weather or economic conditions in any one region.

Strong value proposition relative to other forms of entertainment.  We believe that our parks provide consumers a high-value entertainment option at an attractive cost relative to other alternatives for consumer discretionary entertainment spending. Customers tend to visit our parks and return home on the same day as compared to destination and certain regional amusement parks that often require longer travel and overnight accommodation expenditures. In addition, admission prices at regional and destination amusement parks are typically higher than our WP admission prices and estimated FEC per capita expenditures. We also believe that we do not require the significant annual capital expenditures for new attractions that regional and destination parks require in order to drive attendance and, accordingly, we generate an attractive return on capital investments.

Competition

We face significant competition, both directly and indirectly, within the leisure segments.  Many of our direct competitors are local operators who own only one or a limited number of facilities in a particular geographical area and who can use that focus to compete with us on a location-by-location basis. We also face competitive pressure from much larger “destination” and regional parks in the amusement park industry such as Disneyland, Six Flags, NBC Universal and others that have substantially greater financial, marketing and other resources than we do.

In general, we compete indirectly with all phases of the entertainment and recreation industry within our primary markets in California, Florida, Georgia, New Hampshire, New Jersey, New York, North Carolina and Texas, including movie theaters, bowling alleys, skating rinks, sporting events, restaurants, zoos, museums, carnivals, aquariums, resorts, natural and historical attractions and playgrounds. Accordingly, our business is subject to industry-wide factors that affect the entertainment, recreation and amusement business as a whole, including changes in public preferences as well as local and national economic and environmental conditions that affect spending habits. Recently there has been a significant increase in the number of indoor WPs being constructed. We believe these indoor WPs do not currently compete with our parks as many are built at resorts and hotels, cater primarily to the guests of such establishment and generally have a much smaller capacity. While there are very few of these parks in the markets in which our parks are located, there is the possibility that new indoor WPs could be built in our markets and compete with us for consumer discretionary entertainment spending in the future.

We believe that we compete effectively based on, among other things, the location, cleanliness and safety of our parks, our ability to implement successful strategies across our entire park platform and to achieve economies of scale, the geographic diversity of our portfolio, our offering of a competitively-priced entertainment experience, our offering of a broad mix of games, rides and attractions that appeal to all ages, and our ability to market our parks to a local and recurring customer base. However, we cannot be assured that these factors will insulate us from competitive pressures from other businesses in the leisure and entertainment industries.

Government regulation

Each facility is subject to federal, state and local government regulation relating to the operation of our amusement park rides and food service facilities (including the sale of alcohol at certain of our parks). In addition, we are subject to local use, zoning, building, planning, traffic ordinances, the seizure of a portion of our facilities under eminent domain laws and regulations in the selection and acquisition of suitable sites for developing new facilities. Our operations are also subject to increasingly stringent federal, state and local environmental laws and regulations governing water discharge, air emissions, soil contamination, the maintenance of above-ground and underground storage tanks and the use, storage and disposal of waste and hazardous materials. We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage requirements, child labor laws, health benefits, unemployment taxes and sales taxes, overtime and working conditions and citizenship requirements. A large number of our hourly personnel at our facilities are paid at rates related to the federal minimum wage. Under federal and state child labor laws, we are regulated in the number of hours, the times and the types of jobs that youths up to the age of 18 are permitted to work. Our parks are also subject to the ADA and certain state statutes and local ordinances, among other things, require that places of public accommodation, including both existing and newly constructed parks, be accessible to customers with disabilities. See “Risk Factors.”

Employees

We employ approximately 395 year-round full-time employees, of whom approximately 50 are corporate employees, and approximately 6,100 additional seasonal employees during our peak period from Memorial Day to Labor Day. As of December 31, 2006, our WPs division had approximately 125 full-time employees and, during the 2006 peak season, employed approximately 3,900 seasonal employees. As of December 31, 2006, our FEC division had approximately 220 full-time employees and, during the 2006 peak season, employed approximately 2,200 seasonal employees. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

None of our employees are represented by a union or other collective bargaining unit. We have not experienced any strikes or work stoppages by our employees, and we consider our employee relations to be good.

Available Information

The Company’s internet address is www.palaceentertainment.com. The Company files certain forms with the Securities and Exchange Commission (“SEC”), including Forms 10-K, 10-Q, 8-K. The Company does not post its SEC filings on its website, however, we will provide free copies of its filings upon written request to: Chief Financial Officer, 4590 MacArthur Blvd., Suite 400, Newport Beach, CA 92660.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at
1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the SEC’s site: http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Our high level of indebtedness and rental expense could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

We are significantly leveraged, and our total indebtedness as of December 31, 2006 is approximately $150 million.  In addition, our senior secured revolving credit agreement provides us with $40.0 million of availability for borrowings and letters of credit (such availability is reduced by the $4.3 million of issued but undrawn letters of credit as of December 31, 2006).

Our substantial degree of leverage may have important adverse consequences, including the following:

•                      it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•                      a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, such as our operations, capital expenditures and future business opportunities;

•                      the debt service requirements of our indebtedness may make it more difficult for us to satisfy our financial obligations;

•                      it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to any of our competitors and other industry participants that have less debt and/or more capital resources; and

•                      we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to satisfy our capital spending needs that is important to our business and potential growth.

In addition to our high level of indebtedness, we have significant fixed and contingent rental obligations under our long-term leases for our WPs and FECs. For the year ended December 31, 2006, our aggregate rental payments for these leases, including taxes and operating expenses, were approximately $20 million. These obligations could further increase the risks described above. See “Management’s discussion and analysis of financial condition and results of operations—Contractual obligations.”

Adverse weather conditions result in reduced attendance at our parks, which materially reduces our revenues and profitability.

Adverse weather conditions significantly reduce our guests’ attendance because most of the attractions at our parks are outdoors. Attendance at our parks is the key driver of our revenues and profitability, and reduced attendance directly and negatively affects revenues and profitability. Prolonged bad weather or unfavorable weather on weekends when we experience the highest attendance levels and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which materially and adversely affects our revenues and profitability.

Major earthquakes, hurricanes and other instances of severe weather or other natural phenomena would cause significant losses.

Our parks are subject to interruption in their operating season, decreases in consumer entertainment spending and damage and destruction to park property as a result of severe local weather conditions or other natural phenomena. Many of our parks are located in California and could be materially and adversely affected by damage resulting from a major earthquake. The occurrence of hurricanes, which typically occur in the summer months, particularly in the Southeast U.S., could cause significant damage to our parks in that area of the country, which could materially and adversely affect our overall business. For example, in 2005 our Destin, Florida WP experienced an interruption in its operations that cost us approximately $1.0 million (before insurance) due to hurricane Dennis and our Dania and Boca Raton, Florida FECs suffered damage of approximately $1.0 million (before insurance) due to hurricane Wilma. Our insurance may not be sufficient to cover the costs of repairing or replacing damaged equipment and we may suffer a significant decline in revenues if any of our parks or attractions is closed for an extended period of time. In addition, prolonged drought conditions may subject us to restrictions on our use of water, which is essential for the operation of our WPs. Any such restrictions could materially and adversely affect our business and our results of operations.

Accidents and disturbances at our parks could cause materially decreased attendance, revenues and profitability.

Because all of our WPs feature “thrill rides,” attendance at the WPs and, consequently, revenues may be adversely affected by any serious accident or similar occurrence with respect to a ride. Our FECs feature attractions such as miniature race cars, high speed batting cages, bumper boats and laser tag that pose a possible risk of serious personal injury. If a serious personal injury were to occur at one of our parks, attendance at the parks and, consequently, revenues might be materially adversely affected. If any such accidents or injuries do occur, our insurance may not adequately cover the costs stemming from such accidents and injuries, or other disturbances and incidents. Any of such disturbances or incidents could also adversely affect our image or the public’s perception of our parks’ safety, leading to decreased attendance, revenues and profitability. In addition, accidents or injuries at

WPs or other FECs or similar amusement parks operated by our competitors may create a perception that our parks and FECs are unsafe, which could cause a decline in attendance, revenues and profitability.

Instances of illness, as well as negative publicity relating thereto, could result in reduced guest attendance and materially and adversely impact our business.

Instances of waterborne illness, whether or not traced to our WPs, could reduce guest attendance at our parks materially. Claims of illness or injury relating to food quality or handling at the restaurants and food preparation centers at our parks could also cause us to lose attendance materially. In addition, any negative publicity relating to these and other health related matters might affect consumers’ perceptions of our parks and reduce guest visits to our parks materially. Any of these events would materially and adversely impact our business.

The operating season at many of our parks is of limited duration, which magnifies the impact of adverse conditions or events.

Our WPs generally operate during an approximate 110-day operating season, generally from Memorial Day through Labor Day, and, though our FECs are open year-round, there is also significantly greater attendance at our FECs during this period and other periods when children are out of school. As a result, more than 75% of our revenues are generated during the second and third calendar quarters of each year. Thus, when adverse conditions or events, including those described in the risk factors above, occur during these periods, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be offset. Accordingly, such conditions or events occurring during these periods may have a disproportionately adverse effect upon our annual revenues.

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

In order to anticipate and adapt to the changing consumer preferences, we must continually invest in new and novel rides, amusements, arcade games and attractions. Such investments require capital availability and spending on our part, such as estimated costs ranging from $500,000 to $2.0 million for a significant new ride at one of our WPs. In addition, we may not have the funds necessary to make such investments. The constraints under our previously existing capital structure had limited our ability to make certain investments in certain of our parks, including the appearance and facilities of certain of our FECs and in the attractions at some of our WPs and FECs. When we add new rides, attractions and games at our parks, we may not be successful in predicting which of these rides, attractions and games will be popular. In addition, we may not have the funds necessary to make such investments.

A significant portion of our revenue is generated by our parks in California and a small number of our WPs.

Sixteen of our parks are located in California and accounted for 43% of our revenue for the year ended December 31, 2006, and 2005. In addition, five of our WPs accounted for 37% and 38% of our revenue, respectively, during the same periods. As a result, if any of the events noted in these risk factors were to occur at our parks in California as a whole, or at one of our five largest parks by revenue, it could significantly reduce our revenue and cash flows and materially and adversely affect us.

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

We use a combination of self-insurance and insurance coverage programs for property, casualty, workers’ compensation and health care insurance. Pursuant to such programs, we are responsible for the amount of claims, including general liability and workers compensation claims, up to specified limits, and we have insurance coverage for claims above such limits. Any claims that we self-insure or for which we buy commercial insurance could increase. In addition, insurance may not be available to us on commercially acceptable terms or at all, or we could experience increases in the cost of such insurance. Any increase in the number of claims or amount per claim or increase in the cost of insurance could materially and adversely affect our results of operations.

We record a reserve for the self-insured portion of these risks based on actuarial estimates using known facts and historical company and industry trends. Changes in claims experience could result in increases in our self-insurance reserves. Such changes would require us to record expenses that could be material and adverse to our operating results.

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

We lease all 33 of our existing parks, and 30 of the 33 are under long-term leases that are not cancelable except in limited circumstances. In most of these leases, we are not permitted to cancel the lease if we close our operations at the park because it is not profitable, if we are required to terminate our operations at that location due to changes in the laws or regulations applicable to our operations, or, subject to certain limited exceptions, if we suffer significant damage to our facilities as a result of a natural disaster or inclement weather. We expect additional FECs and WPs that we may acquire in the future to be subject to similar long-term, non-cancelable leases. If we decide to close an existing or future facility, we may nonetheless be committed to perform our obligations under the applicable lease that would include, among other things, payment of the base rent for the balance of the lease term, which would reduce our profitability and limit our ability to expand in other locations.

Our leases contain default provisions and certain of the leases relating to our park properties contain early termination provisions that, if enforced or exercised by the landlord, could significantly impact our operations at those parks.

Each of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. The leases for our

Mountain Creek WP in Vernon, New Jersey, Mountasia™ FEC in Kingwood, Texas and our Raging Waters, Sacramento, California, WP, also contain termination provisions that allow the landlord to terminate the lease at the landlord’s option. Although, upon termination of the lease at its option, the landlord under our Mountain Creek lease must pay us the unamortized cost of the improvements that we constructed on the property plus four times EBITDA and for Raging Waters, Sacramento, the landlord must pay a lump sum payment equivalent to two (2) times one (1) year’s gross revenue received by the Company (taking the average of the previous three (3) years’ gross revenue), as defined therein, for the park seasons that ended immediately prior to the date of termination, we cannot guarantee that such payments will be sufficient to compensate us for the loss of the Mountain Creek and Raging Waters, Sacramento parks. If a landlord were to terminate its respective lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a termination may be expensive to pursue and may divert money and management’s attention from our other operations and adversely affect our financial condition and results of operations.

We are subject to environmental requirements that may adversely affect us.

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing wastewater discharges, the storage, handling, and disposal of hazardous materials and petroleum, and employee health and safety. We incur costs to comply with these laws that may require us to, for example, install and operate pollution control and hazardous material storage equipment, obtain permits, and file reports relating to our operations. From time to time, we may also be subject to fines and penalties for noncompliance with these requirements. As a lessee of real property and a generator of hazardous wastes, we are also subject to laws imposing liability for the investigation and cleanup of contaminated property, including our currently operated parks as well as our formerly owned or operated properties and any offsite locations to which we have sent our wastes for disposal. These laws may impose liability without regard to whether we, as the lessee or generator, knew of or were responsible for the presence of the contamination. Soil and groundwater contamination by petroleum or other hazardous substances has been detected at several of our current park properties, and we cannot guarantee that we will not incur material costs related to these conditions or other conditions that may be discovered in the future. Building materials known or presumed to contain asbestos are present in structures, equipment and elsewhere at certain of our properties, and environmental laws may require us to incur costs relating to the removal or encapsulation of such material when it is in poor condition or in the event of construction, demolition, remodeling or renovation. All such environmental remediation and compliance costs may be significant and, if incurred, will negatively impact our profitability. Noncompliance with these or other environmental, health or safety requirements may result in the need to cease or alter operations at one or more of our parks, which would result in the decreased attendance, revenues and profitability of those parks. Failure to comply with environmental requirements could lead to administrative or judicial enforcement actions resulting in monetary sanctions, and/or orders to implement specific environmental protection measures.

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

The Company received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by the Company at its Dallas SpeedZone® FEC in connection with the widening of Interstate 35 East. The Company is currently in negotiations with its landlord on a global resolution of the issue, and is close to an agreement whereby the Landlord will sell the subject portion of the property to the State and then pay to modify the Company’s facilities to conform to the new property line. In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at the Company’s Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. The portion of land at issue is unimproved dirt, and the Company has reached an agreement with its landlord of a reduction in rent in exchange for conceding the issue and not litigating.

We are dependent on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage and child labor laws.

Our workforce is comprised primarily of high-school aged young adults and teachers that work on an hourly basis during our operating season for our WPs and year round with peak summer employment for our FECs. The lack of availability of an adequate number of hourly employees during these times of peak employment and operation would adversely affect our operations.

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

We are subject to federal, state and local government regulation relating to the operation of our amusement park rides and food service facilities (including the sale of alcohol at certain of our parks), as well as regulations relating to building and zoning requirements. For example, all the states in which we operate have inspectors, such as the Division of Occupational Safety and Health in California and the Department of Agriculture and Consumer Services in Florida, who periodically examine our rides and attractions for compliance with safety regulations and will issue citations, assess fines and close rides and attractions if violations are found. In addition, we are subject to local health ordinances for the manufacture, handling, storage and labeling of food products in our restaurants. If we do not obtain or retain required licenses or permits, do not pass inspections of our attractions or comply with future changes in existing regulations, we may be required to close our parks or attractions, prevented or delayed from opening new parks or attractions or subject to fines.

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

We are owned by MidOcean and their interests as equity holders may conflict with those of our creditors.

MidOcean and certain members of our senior management own us. Through their ownership, they will be able to cause, among other things, the election of a majority of the members of our board of directors. The interests of our equity holders might conflict with those of our creditors as under certain circumstances our creditors may want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and may instead choose to take other actions, such as selling our assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease approximately 17,000 square feet of office space in Newport Beach, California for use as our corporate headquarters and principal executive offices under a six-year lease, which currently expires in January 2009. We also lease the land for all 33 Parks. Of the 33 Parks, 30 lease the land from third parties under noncancelable operating leases that expire on various dates through 2041 and three lease the land from third parties under operating leases with a termination option by the respective landlords.   We operate our parks under leases that have an average remaining lease term, including renewals, of approximately 29 years.

In our WP segment, we had eight WPs and one nature-themed park as of December 31, 2006 and will commence operating Raging Waters Sacramento in May 2007. These nine WPs are located on parcels of land ranging from approximately 25 to approximately 160 acres. All of our WPs are situated on long-term ground leases, the first of which expires on March 5, 2025 (after giving effect to our renewal options). Our Silver Springs® nature park is located on a parcel of land of approximately 267 acres and is subject to a long-term ground lease that expires on December 31, 2029.

The following table sets forth the names of our parks in our WP division along with their location, size and the year the park first opened:

Parks	Location	Useable acreage of Park(1)	Undeveloped acreage of park(2)		Year opened
Raging Waters®	San Dimas, CA	49	18.3	(3)	1983
	San Jose, CA	28	8		1985
	Sacramento, CA	9	—		2007
Big Kahuna Water & Adventure Park	Destin, FL	24	—		1986
Silver Springs®/Wild Waters®	Ocala, FL	267	108		1878	(4)
Mountain Creek Water park	Vernon, NJ	25	—		1977
Splish Splash™	Riverhead, NY	96	51		1991
Water Country	Portsmouth, NH	75	24		1984
Wet ”N Wild Emerald Point®	Greensboro, NC	40	—		1984

(1)           Represents approximate acreage currently dedicated to park usage under lease. Additional acreage suitable for development exists at many of the facilities.

(2)           Represents approximate acreage under lease suitable for development at each park.

(3)           Raging Waters® San Dimas has an option for 110 acres, of which we currently have a use permit for 24 acres being used for remote parking. The current agreement for San Dimas does not allow us to develop the 18.3 undeveloped acres without environmental or community approval.

(4)           The 267-acre Silver Springs® nature park opened in 1878, while the 9-acre Silver Springs® Wild Waters® park opened in 1978. Property development at Silver Springs® is regulated by the State of Florida.

In our FEC segment, we had 23 FECs as of December 31, 2006. Our 23 FECs are located on parcels of land ranging from approximately five to 39 acres. With the exception of our Mountasia™ FEC in Kingwood, Texas, which we have been operating on a short-term lease since our sale of the real property to a third party in 2004, all of our FECs are situated on long-term ground leases, the first of which expires in 2013 (after giving effect to our renewal options).

The following table sets forth the names of our FECs along with their location, size and the year they were first opened:

State	Location	Useable acreage of park(1)	Year opened
Florida	Boca Raton, FL	10	1994
	Dania Beach, FL	39	1982
California	El Cajon, CA	6	1993
	Fountain Valley, CA	7	1970
	Fresno, CA	11	1997
	Irvine, CA	11	1994
	Livermore, CA	5	1995
	Modesto, CA	5	1993
	Palm Springs, CA	5	1993
	San Diego, CA	9	1976
	Santa Maria, CA	4	1991
	Redwood City, CA	14	1977
	Upland, CA	8	1972
	City of Industry, CA	10	1997
	Vista, CA	6	1992
	Riverside, CA	27	1976
Georgia	Marietta, GA	7	1989
	Norcross, GA	10	1991
Texas	San Antonio, TX	14	1978
	Houston, TX	10	1994
	Kingwood, TX(2)	6	1993
	Dallas, TX	12	1997
New York	Medford, NY	9	1999

(1)           Represents approximate acreage currently available for park usage under leases.

(2)           In 2004, we sold the land on which this facility operates to a third party that has leased the land back to us under a short-term lease. We will continue to operate this facility until the lease is terminated.

The majority of our FEC and WP leases require fixed rental payments that are periodically adjusted to reflect increases in the consumer price index. Our other leases typically require that we pay our landlord a percentage of revenue generated from operations at the park. Our leases contain additional covenants that we believe are standard within the industry. For example, our leases generally require that we pay rent, utilities and applicable taxes in a timely fashion; maintain certain insurance; keep the premises in good order and repair, reasonably clean and free of debris; and comply with applicable laws including, without limitation, environmental laws, local building codes and ordinances. Some of our leases require the consent of our landlord in the event of a change of control of us. Our leases typically provide that, in the event of a default by us under any particular lease, the landlord may terminate the lease, thereby prohibiting us from conducting business at the particular location that is subject to the lease. The leases for the facilities in Kingwood, Texas (Mountasia™) , Vernon, New Jersey (Mountain Creek) and Sacramento, California (Raging Waters Sacramento) contain early termination provisions allowing the landlords to terminate the lease prior to the end of its term, although, for our landlord at Mountain Creek to terminate that lease at its option, it must pay us the unamortized cost of the improvements that we constructed on the property plus four times EBITDA, as defined therein, for the park season that ended immediately prior to the date of termination.   For Raging Waters, Sacramento, the Landlord must pay us a lump sum payment equivalent to two (2) times one (1) year’s gross revenue received by the Company (taking the average of the previous three (3) years’ gross revenue). See “Risk Factors.”

The Company received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by the Company at its Dallas SpeedZone® FEC in connection with the widening of Interstate 35 E. The Company is currently in negotiations with its landlord on a global resolution of the issue, and is close to an agreement whereby the landlord will sell the subject portion of the property to the State and then pay to modify the Company’s facilities to conform to the new property line.   In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at the Company’s Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. The portion of land at issue is unimproved dirt, and the Company has reached an agreement with its landlord of a reduction in rent in exchange for conceding the issue and not litigating.  The Company believes that the new access ramp will not impair any of the attractions at this FEC, and will likely improve visibility and access to the park.

We believe that our real property facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.   The Company records reserves pursuant to Financial Accounting Standards Board Statement No 5, Accounting for Contingencies.

The Company received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by the Company at its Dallas SpeedZone® FEC in connection with the widening of Interstate 35 E. The Company is currently in negotiations with its landlord on a global resolution of the issue, and is close to an agreement whereby the landlord will sell the subject portion of the property to the State and then pay to modify the Company’s facilities to conform to the new property line.   In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at the Company’s Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. The portion of land at issue is unimproved dirt, and the Company has reached an agreement with its landlord of a reduction in rent in exchange for conceding the issue and not litigating.  The Company believes that the new access ramp will not impair any of the attractions at this FEC, and will likely improve visibility and access to the park.

The Company and MidOcean Partners have been named as defendants in a lawsuit Alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the Acquisition by the Company.  The agreement at issue is between two individuals and a company that are each separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”), asserts five claims in his Amended Complaint dated January 5, 2007.  Crowley purports to hold the Company responsible for the alleged breach of a finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”).  Crowley claims that the Company is the successor in interest to VisionMaker.  As such, although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company remains hopeful that it will prevail on its motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter-ended December 31, 2006.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is privately held.   As of December 31, 2006, there was no current market price available to the public since the common stock did not trade on the public market.  Palace Entertainment Holdings, Inc’s outstanding shares are 100% owned by Palace Holdings Group, LLC.    The primary shareholder of Palace Holdings Group, LLC is MidOcean. See Item 12, “Security Ownership or Certain Beneficial Owners and Management and Related Stockholders Matters.”

Dividend Policy

We intend to use our cash flow from operations in 2006 primarily to fund our operations and expansion initiatives.  Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.  The agreements governing our new senior secured revolving Credit Facility and $150 million outstanding Notes restrict the payment of dividends by the Company. Since the Acquisition, we have not declared any dividends on our common stock.  See Item 12, “Security Ownership or Certain Beneficial Owners and Management and Related Stockholders Matters.”

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data has been derived from the historical consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8, “Financial Statements and Supplementary Data,” and our consolidated financial statements and the notes appearing in them, and the risk factors included elsewhere in this report.

The following consolidated selected financial data reflects the operations for the Company for the period prior to the Acquisition date of April 12, 2006 and subsequent to the Acquisition date of April 12, 2006.

	Post-
	Acquistion Successor	Pre-Acquisition Predecessor
	April 13 to	January 1
	December 31,	to April 12,	For the Year End December 31,
	2006	2006	2005	2004	2003	2002 (1)
	(dollars in thousands)

Total Revenues	$139,849	$23,397	$157,659	$146,215	$142,607	$121,968

Total Operating costs and expenses	120,949	34,876	145,887	153,284	136,537	109,391

Operating Income (loss)	18,900	(11,479)	11,772	(7,069)	6,070	12,577

Total other expense - net	12,593	6,674	22,862	21,669	21,580	14,933

Tax Provision	2,745	—	—	—	—	—

Net Income (loss) from continuing operations before cumulative change in accounting principle, net of taxes	3,562	(18,153)	(11,090)	(28,738)	(15,510)	(2,356)

Cumulative effect of change in accounting principle	—	—	—	—	—	(31,624	)(3)

Total Income (loss) from discontinued operations	—	—	—	(5,757)	(9,889)	287

Net Income (Loss)	$3,562	$(18,153)	$(11,090)	$(34,495)	$(25,399)	$(33,693)

Cash Flow Data
Cash flows from (used in) operating activities	$20,345	$(8,331)	$12,524	$4,145	$14,757	$21,716
Cash flows used in investing activities	(45,300)	(3,951)	(8,868)	(6,386)	(11,098)	(78,535)
Cash flows from (used in) financing activities	21,929	12,158	(763)	207	(698)	58,022

Net increase (decrease) in cash and cash equivalents	$(3,026)	$(124)	$2,893	$(2,034)	$2,961	$1,203

Other Financial Data
Capital expenditures	7,965	3,951	9,434	10,087	11,489	10,934

	For the Year End December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and Cash equivalents	$2,090	$5,240	$2,347	$4,381	$1,420
Total assets	237,694	165,663	172,383	208,038	225,109
Total debt	150,856	165,244	161,759	158,622	156,800
Member’s interest/ shareholder’s equity (2)	58,195	(17,139)	(5,955)	26,469	51,978

(1) Reflects a partial year of operation of the parks acquired in our acquisition of Alfa Smartparks, Inc. and Malibu Entertainment Worldwide, Inc. on July 5, 2002. For the period in 2002 prior to the acquisition of these parks, these parks generated $33.6 million in revenue.

(2) For the period from April 13, 2006 through December 31, 2006, represents shareholder’s equity.  For all prior periods represents member’s interest.

(3) Relates to the Company adopting SFAS No. 142, “Goodwill and Other Intangible Assets.” A goodwill impairment charge of $31.6 million was recorded upon adoption.

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our selected consolidated financial and operating data and the consolidated financial statements and related notes included elsewhere in this prospectus. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Information regarding forward-looking statements.”

Overview

We are one of the largest operators of WPs and FECs in the U.S., based on the number of parks operated. As of December 31, 2006, we operated a geographically diverse portfolio of 32 parks in eight states with an attendance that we estimate to be in excess of 10 million guests in 2006. Effective as of March 8, 2007, we purchased the water park assets located in Sacramento, California from Premier Waterworld Sacramento, Inc (“Premier”), an affiliate of Six Flags Theme Parks, Inc. and were assigned the lease between Premier and the State of California where such assets are located.  As result of this purchase we now operate 33 parks.  We are renaming the new WP Raging Waters Sacramento and intend to have it fully operational by May 2007.  Each of our parks is a well-established business with a long operating history, with our WPs and our FECs having been in operation for an average of over 24 years and 19 years, respectively. We operate our parks under several established brand names such as Wet ”N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs® and
Boomers!®.

Our typical WP offers 15 to 25 rides and attractions including variable depth pools, water slides, wave pools, action and “lazy” rivers, tube rides and water-themed adventure areas, as well as interactive children’s play areas. We generate revenue in our WPs from general admission ticket sales, the sales of food, beverages and souvenir items and parking, stroller, cabanas and locker rentals.

With locations in California, Florida, Georgia, New York and Texas, our FECs offer a variety of attractions, including some or all of the following: miniature golf courses, go-karts, bumper boats, thrill rides, state-of-the-art arcade games, redemption games, batting cages, rock walls, laser tag and kiddie rides. Two of our FECs, Dallas and Los Angeles SpeedZones, offer dragster racing on six racing tracks. Our FECs typically do not charge a general admission fee; guests only pay for those games they wish to utilize. Additionally, under certain promotions, we offer bundled pricing and group packages. Our FECs generate revenues from attractions and the sales of food, beverages and merchandise.

Attendance at our parks is the key driver of our revenues and profitability. Adverse weather conditions significantly reduce our guests’ attendance. In addition, our parks also are subject to changing consumer tastes, preferences and demands which impact attendance and per capita spending. In general, we compete indirectly with all phases of the entertainment and recreation industry within our primary markets, including movie theaters, bowling alleys, skating rinks, sporting events, restaurants, zoos, museums, carnivals, aquariums, resorts, natural and historical attractions and playgrounds.

In order to anticipate and adapt to the changing consumer preferences to maintain and increase attendance, we must invest in new rides, amusements, arcade games and attractions. Such investments require capital availability and spending on our part, and we estimate that a significant new ride at one of our WPs may cost between $500,000 and $2.0 million.

Our operating costs and expenses consist of the following: cost of products sold, which primarily includes costs of food and beverage, arcade redemption prizes and merchandise; salaries and benefits, which include the costs of our park level full-time and part time employees; operating and maintenance, which include outside services, supplies and spare parts, maintenance and utilities; rent (a portion of which are percentage rents) and property taxes, which includes all park level rent and property tax expenses (offset by rental income earned from the sublease of building space and /or land); other operating costs, which includes all advertising, promotion and marketing program expenses (including cable television, radio and print advertising) and general and administrative expenses, which includes all corporate overhead including corporate salaries and benefits, office rent, insurance costs and fees to outside professional service providers; and depreciation and amortization, which is primarily related to our leasehold improvements. All of our facilities are on leased property. Certain of our expenses are relatively fixed, and costs for full-time employees, outside services, maintenance, utilities, insurance, depreciation and amortization and occupancy costs do not vary significantly with attendance. We add significant numbers of seasonal employees during the warmer months of the year, primarily from Memorial Day to Labor Day. Our workforce is comprised primarily of high-school aged young adults and teachers who work on an hourly basis during our operating season for our WPs and year round with peak summer employment for our FECs. A significant number of our hourly personnel at our facilities are paid at rates related to the federal minimum wage. Under federal and state child labor laws, we are regulated in the number of hours, the times and the types of jobs that youths up to the age of 18 are permitted to work.

Our nine WPs and one nature park have gated entrances, which allow us to track admissions and per capita spending for these parks. We generally do not track attendance and per capita spending for our 23 non-gated FECs.

Our business is highly seasonal. Generally, our WPs operate on an approximate 110-day operating season, from Memorial Day through Labor Day, and though our FECs are open year-round, there is also significantly greater attendance at our FECs during this period and other periods when children are out of school.   As a result, more than 75% of our revenues are generated during the second and third calendar quarters of each year. We believe that the spending at our FECs varies widely among our customers based on age and other demographic factors, and the location and nature of the attractions of the park.

Our business is concentrated geographically and by the size of our parks. Sixteen of our parks are located in California and accounted for 43% of our revenue for the year ended December 31, 2006, and 2005. In addition, five of our WPs accounted for 37% and 38% of our revenue, respectively, during the same periods.

Our strategic initiatives include implementing several expense reduction initiatives. As part of these initiatives we plan to better leverage our full time WP employees on a year-round basis and lower the number of our full time employees in the field. We believe these two initiatives will allow us to reduce our park level management expenses.  We also have begun purchasing from national suppliers, which has lowered our cost of sales and other cost categories.  We expect general and administrative expenses to increase due to additional headcount in finance and additional audit and legal fees as a result of our becoming a reporting company in connection with the registration of the notes.

In connection with the Acquisition, we incurred certain one-time transactional and restructuring expenses. These include but are not limited to expenses associated with consulting service agreements with members of existing management, severance costs and moving expenses.

Acquisitions and dispositions of parks

In July 2002, we acquired 17 parks through two acquisitions. These acquisitions, Alfa Smartparks, Inc. and Malibu Entertainment Worldwide, Inc., were accounted for by the purchase method, and the results of operations have been included in our operating results since the respective dates of acquisition. The aggregate of the purchase price for the parks acquired in 2002 approximated $112.0 million including acquisition costs, and was paid in the form of $80.1 million (net of cash received of $0.4 million) in cash, a $25.5 million issuance of preferred stock by our former parent and $5.4 million of liabilities assumed. The aggregate purchase price was allocated based on the fair value of the assets at the respective dates of acquisition, which resulted in approximately $15.0 million excess of purchase price over net assets acquired of which was allocated to goodwill.

During 2004, we sold four of our parks. The divestitures generated net cash proceeds of $2.1 million, which was used to pay down debt and to make investments in our remaining parks. In addition, we closed two of our parks during 2004. At one of these parks we terminated our lease and at the second our lease included a provision for an early termination option by our landlord which was exercised.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of these six parks as discontinued operations. As a consequence, our income loss from discontinued operations was $2.3 million for the year ended December 31, 2004 and we incurred impairment charges and losses

on sales of assets of $8.1 million.  All of the parks were sold and/or closed during the year ended December 31, 2004.   We had no corresponding amounts for the period from April 13, 2006 through December 31, 2006, the period from January 1, 2006 through April 12, 2006, and the year ended December 31, 2005.

On March 8, 2007 we purchased the water park assets from Six Flags Waterworld and were assigned the lease between Six Flags Waterworld and the State of California. We are renaming the waterpark Raging Waters Sacramento and intend to have it fully operational this May.

The Transactions

On February 21, 2006, Palace Entertainment entered into the Stock Purchase Agreement with PAL and FFP, to acquire FFP for approximately $212  million including acquisition costs. The parties have established a $3.0 million escrow account as the sole recourse to satisfy any indemnification claims made by Palace Entertainment pursuant to the Stock Purchase Agreement, other than a breach of certain core representations, and a $0.5 million escrow established to satisfy any working capital shortfall. Palace Entertainment supplemented the indemnification escrow by purchasing a representation and warranty and insurance policy that allows us, subject to the terms and conditions of the policy, to recover losses that are in excess of the escrow up to $15.0 million in the aggregate.   The Acquisition was effective April 12, 2006.

We accounted for the Acquisition under the purchase method of accounting. Purchase accounting requires that the historical carrying value of assets acquired, including property, plant and equipment, tangible assets, intangible assets and leases, and liabilities assumed be adjusted to fair value, with any excess of purchase price over fair value allocated to goodwill. Purchase accounting may yield results, including as a result of changes in depreciation and amortization expense and rent expense, that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price  The purchase accounting adjustment to reflect the fair value of the assets acquired and liabilities assumed is based upon management’s estimates supported by appraisals by third parties and other estimates of fair values.

In addition, as mentioned above, effective as of March 8, 2007, we purchased the water park assets located in Sacramento, California from Premier and were assigned the lease between Premier and the State of California where such assets are located.  We are renaming the water park Raging Waters Sacramento and intend to have it fully operational by May 2007.

Results of operations

The period April 13, 2006 to December 31, 2006 reflect the results of operations by the Company following the Acquisition while the period January 1, 2006 to April 12, 2006 reflect the operations of FFP under the ownership of PAL. Therefore, the periods are not comparable.  However, for the purpose of comparing the operations for the years ended December 31, 2006, 2005 and 2004, the pre-acquisition and post-acquisition periods in 2006 have been combined in the discussions below.

We incurred net losses of $14.6 million, $11.1 million and $34.5 million for the years 2006, 2005 and 2004 respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Statement of operations:

Revenues
Water parks	$82,201	$78,236	$68,637
FECs	81,045	79,423	77,578
Total revenues	163,246	157,659	146,215
Operating costs and expenses
Cost of Revenues	116,893	109,044	103,604
% of Revenues	71.6%	69.2%	70.9%
Selling, general and administrative	21,552	19,181	18,189
% of Revenues	13.2%	12.2%	12.4%
Impairment losses	—	—	11,207
Depreciation and amortization	17,393	17,695	20,305
(Gain) loss on disposal of assets	(13)	(33)	(21)
Total operating costs and expenses	155,825	145,887	153,284

Operating (loss) income	7,421	11,772	(7,069)

Interest expense	19,609	22,963	21,438
Interest income	(342)	(101)	(14)
Other expense	—		245
Total other expense - net	19,267	22,862	21,669

Net loss from continuing operations	(11,846)	(11,090)	(28,738)
Total Loss from discontinued operations	—	—	(5,757)
Income tax expense	2,745	—	—
Net loss	$(14,591)	$(11,090)	$(34,495)

The Company has two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net income (loss) of segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	Year ended			Year ended
	December 31,			December 31,
	(dollars in thousands)
	WPs			FECs
	2006	2005	2004	2006	2005	2004

Revenues, net	$82,201	$78,236	$68,637	$81,045	$79,423	$77,578
Segment-level net income (loss) (2)	14,629	13,425	9,088	6,147	7,935	(6,626	)(1)
Segment-level capital expenditures	6,485	4,093	3,990	5,248	5,264	4,846

(1)           2004 FEC net loss includes impairment losses of $11.2 million.

(2)           See Footnote 15, Segment Information Disclosure in the “Notes to Consolidated Financial Statements” for the reconciliation between segment-level earnings (loss) and the Company net income (loss).

	Year ended December 31,
	2006	2005	2004

Water park operating data:

Water park attendance	2,850,941	2,833,935	2,628,157
Per capita spending	$28.84	$27.61	$26.12

Years ended December 31, 2006 and 2005

Revenue.  Revenue in 2006 totaled $163.2 million compared to $157.7 million for 2005, an increase of $5.5 million (3.5%). The increase in 2006 resulted from a 6% increase in per capita revenue and a 1% increase in attendance at our WPs and an overall revenue increase of approximately 2% at our FECs. The increase in water park revenue was achieved despite unfavorable weather conditions early in the season and at the east coast WPs during the last week of August through the Labor Day weekend. We also believe that the increase in WP attendance and per capita spending was also attributable to the post acquisition initiatives to enhance our parks including the addition of new attractions at certain of our locations.  We believe the increase in our FEC revenue was primarily attributable to our continued focus on increasing guest satisfaction by improving service levels and overall park appearance.

Cost of Revenue.  Our park level operating expenses totaled $116.9 million in 2006 compared to $109 million in 2005, an increase of $7.9 million (7.2%).   The primary drivers in each expense category were as follows:

•              Cost of products sold increased $0.5 million (4.4%) in 2006 compared to 2005 primarily due to  incremental food, beverage and merchandise sales relating to the increase in revenues. Food and beverage costs as a percentage of  food and beverage revenues decreased from 30.0% to 28.8% primarily as a result of consolidating our food supplies on a national scale   This benefit was offset by a $0.1 million reduction in vendor volume rebates.  Cost of products sold as a percentage of revenues remained consistent at approximately 7.7% for 2006 and 2005.

•              Salaries and benefits increased $2.2 million or 4.7% for the year ended 2006 compared to the same period in 2005 due primarily to increased man hours of hourly employees to service higher attendance levels and to strengthen customer service efforts at the WPs and FECs as well as rate increases.  In addition, in our WPs we opened our operations earlier in 2006 than in 2005 in order to be better prepared for the summer season.

•              Operating and maintenance costs increased $4.4 million or 15% for the year ended 2006 compared to the same period in 2005 due primarily to management’s continued commitment to improve the appearance of our WPs and FECs.  Insurance premiums increased $1.2 million of which $0.3 million relates to the representations and warranty coverage obtained in connection with the Acquisition and the remaining $0.8 million results primarily from pricing increases.  Utility costs increased $1 million primarily due to rate increases as opposed to increases in energy usage. Supply costs increased $0.8 million due to the increased number of guests at the parks, certain one-time costs totaling $0.2 million to improve the parks’ show quality, expenses of $0.1 million to experiment with a cashless solution at two WPs and price increases particularly in fuel costs. Maintenance spending increased $0.3 million primarily due to one-time costs to improve the overall appearance of the parks and enhance the guest experience.  Outside services and fees increased $0.6 million over 2005 and is primarily attributable to more concerts in 2006 at the Silver Springs nature park and increased security costs at the parks to improve customer safety. Credit card fees increased $0.2 million resulting from higher card usage over 2005. In addition, PAL incurred $0.1 million of one-time housing costs associated with the international hiring program.

•              Rent and property taxes increased $0.6 million (2.8%) due primarily to scheduled increases in rent tied to inflation and individual park performance, $0.1 million of one-time real property taxes incurred by the Seller and $0.1 million in  non-cash lease revaluation costs in connection with the Acquistion.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.4 million (12.3%) for the year ended December 31, 2006 compared to the year ended December 31, 2005.   The increase was primarily driven by the non-cash $0.9 million in stock compensation expense recorded in the period April 13 to December 31, a $0.5 million increase in management fees to our sponsors to $0.8 million, $0.8 million in salary and $.2 million in increased travel costs and $.1 million in hiring costs associated with the corporate reorganization, and transition following the Acquisition.  In addition, the Company incurred $0.3 million in costs attributable to being a public company and complying with SEC requirements and $0.5 million in other professional fees.   In 2006, the Company recorded $0.3 million in expenses related to unsuccessful acquisition opportunities and severance costs of $0.2 million for the former CEO and COO.  In 2005 the Company recorded $1.3 million of costs incurred by the seller for financing and other costs related to the sale process in 2005. In addition, in 2005 the company recorded $0.6 million in corporate incentive bonuses compared with no incentive bonuses in 2006.

Depreciation and amortization.  Depreciation and amortization totaled $17.4 million in 2006 compared to $17.7 million in 2005, a decrease of $0.3 million (1.7%).   Several large assets acquired in prior acquisitions were adjusted to fair market value at values lower than their original costs and with new useful lives as of the Acquisition date which caused lower depreciation for the twelve months ended 2006 compared to 2005.  This decrease was partially offset by higher depreciation and amortization in 2006 as a result of increasing property and equipment and intangibles to fair market value and adjusting their economic useful lives in connection with the Acquisition.

Interest expense.  Interest expense totaled $19.6 million in 2006 compared to $22.9 million in 2005, a decrease of $3.3 million (14.5%).    The decrease in interest expense was primarily due to the lower debt levels and lower interest rates that resulted from the new capital structure implemented at the time of the Acquisition.  The debt extinguishment fees relating to the prior loans were recorded to goodwill.

Income taxes.  The Company recorded $2.7 million of income tax expense for the year ended 2006 compared to no income taxes for the year ended 2005.    Due to the formation of Palace Entertainment and as a result of the Acquisition, the taxable period commenced on April 13, 2006.   The Company generated taxable reporting period income for that period which resulted in the Company paying income taxes.     The Company expects to receive a refund on the majority of the $2.7 million in 2008 and 2007 based upon the 2007’s full twelve month year’s operating projections and 2006’s operating results.

Loss from continuing operations.  The foregoing resulted in a loss from continuing operations of  $14.6 million for 2006 and $11.1 million for 2005.

Years ended December 31, 2005 and 2004

Revenue.  Revenue in 2005 totaled $157.7 million compared to $146.2 million for 2004, an increase of $11.5 million (7.8%). The increase in 2005 resulted from a 5.7% increase in per capita revenue and a 7.8% increase in attendance at our WPs and an overall revenue increase of approximately 2.4% at our FECs. We also believe that the increase in WP attendance and per capita spending resulted from the addition of new attractions at certain of our locations, continued reductions in discounting and improved weather conditions in the Northeast partially offset by adverse weather conditions in other areas including hurricanes in the Southeast. We believe the increase in our FEC revenue was primarily attributable to our continued focus on increasing guest satisfaction by improving service levels and overall park appearance.

Cost of Revenue.  Our park level operating expenses totaled $109 million in 2005 compared to $103.6 million in 2004, an increase of $5.4 million (5.2%). The primary drivers in each expense category were as follows: Cost of products sold rose $1.0 million (9.4%) in 2005 compared to 2004 primarily due to costs for incremental food, beverage and merchandise sales relating to the increase in revenues. Salaries and benefits rose $3.3 million (7.4%) in 2005 compared to 2004 due primarily to increased seasonal employees to service higher attendance levels and strengthen customer service efforts as well as increased incentive compensation for park-level employees. Operating and maintenance costs rose $0.4 million (1.4%) in 2005 compared to 2004, though they declined as a percentage of revenues (18.9% vs. 20.1%) due primarily to growth in the business. Rent and property taxes rose $0.7 million (3.6%) due primarily to scheduled increases in rent tied to inflation and individual park performance as well as lower rent expense in 2004 due to negotiated property tax reductions in 2004. Included in rent and property tax expense were $0.3 million and $0.5 million in 2005 and 2004, respectively, of rent expense not currently due.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.9 million (5.4%) for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily driven by costs of $1.5 million associated with refinancing and sale processes pursued during 2005 as compared to similar costs of $0.5 million during 2004, and higher incentive compensation payments.

Impairment losses.  We recorded no impairment losses for the year ended December 31, 2005 and impairment losses of $11.2 million for the year ended December 31, 2004 in connection with an annual review of the net carrying values of our property and equipment and goodwill.

Depreciation and amortization.  Depreciation and amortization totaled $17.7 million in 2005 compared to $20.3 million in 2004, a decrease of $2.6 million (12.9%). The decrease was primarily the result of a decrease in depreciation that resulted from the impairment write-off of assets in 2004.

Interest expense.  Interest expense totaled $22.9 million in 2005 compared to $21.4 million in 2004, an increase of $1.5 million (7%). The increase in interest expense, net was due to increased debt levels and higher interest rates.

Loss from continuing operations.  The foregoing resulted in a loss from continuing operations of $28.7 million for 2004 and $11.1 million for 2005.

Liquidity and capital resources

During the years ended December 31, 2006, 2005 and 2004, net cash provided by operating activities was $12 million, $12.5 million and $4.2 million, respectively. Because our business is seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above.

Net cash used in investing activities was $49.3 million, $8.9 million and $6.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, we spent $11.6 million, $9.2 million and $9.9 million, respectively, in cash primarily on capital expenditures for refurbishments and improvements to our parks. These amounts are offset for amounts received relating to fixed asset disposals.   In 2006 the large increase is primarily driven by funds disbursed for the Acquisition.

Net cash provided by (used in) financing activities for the years ended December 31, 2006, 2005 and 2004 were $34 million, $(0.8) million, and $0.2 million, respectively. During the years ended December 31, 2005 and 2004, cash provided by borrowing from long-term debt including the revolver was $33.9 million and $45.6 million, respectively, while making repayments under the revolving line of credit and other scheduled debt repayments totaled $33.5 million and $43.3 million, respectively. The constraints under our previously existing capital structure had limited the ability to make certain investments in certain of the parks, including the appearance and facilities of certain of the FECs and in the attractions at some of the WPs and FECs.   In 2006, the Company refinanced its debt and received an equity contribution of $54 million, which resulted in the Company’s cash flow from financing being significantly higher than in 2005 and 2004.   The new debt and equity structure allowed the Company to continue to invest in the overall appearance of our facilities and improving the overall guest experience.

During 2006 we increased our spending on capital expenditures as compared to prior periods to drive revenue growth at WPs and FECs. During 2006, we spent $11.9 million on capital expenditures compared to $9.4 million in 2005 and $10 million in 2004.

In connection with the Transactions, we incurred substantial amounts of debt, including amounts outstanding under the notes and our senior secured revolving credit facility. As of the closing of the Acquisition, we had total debt of approximately $163.6 million comprised of $150.0 million of notes, $12.0 million of seasonal borrowings on our new revolving credit facility (“Revolver”), and $1.6 million of capital leases. Interest payments on this indebtedness will significantly reduce our cash flow from operations. However, as a result of the refinancing of our debt in connection with the Transactions from the proceeds of the Equity Contribution and the Notes, our annual interest expense decreased due to reduced borrowing levels and lower interest rates.  In addition, the Company is no longer subject to annual debt amortization payments; these debt amortization payments totaled approximately $5.2 million in 2005.

Our Revolver consists of a $40.0 million revolving credit facility (such availability reduced by the $4.3 million of issued but undrawn letters of credit as of December 31, 2006). Due to the seasonal nature of our business, we are dependent upon our revolving credit facility to fund off-season expenses with seasonal borrowings typically peaking during our fiscal second quarter. Our ability to borrow under the revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change in the business.   As of December 31, 2006, we had no borrowings outstanding under the Revolver.

The degree to which we are leveraged could adversely affect our liquidity. Our liquidity could also be adversely affected by unfavorable weather, accidents or the occurrence of an event or condition, including negative publicity or a local competitive event, that significantly reduces paid attendance and, therefore, revenue at any of our parks. In addition, our anticipated cash flows could be materially adversely affected by the occurrence of certain of the risks described in “Risk Factors.” In that case, we would need to seek additional financing.

We believe, based on historical and anticipated operating results, that cash flows from operations, available cash and available amounts under the senior secured revolving credit facility will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.

Impact of inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases could possibly not be passed along to our guests. In particular, increases in labor, supplies and utility expenses could have an impact on our operating results. The majority of our employees are seasonal and are paid hourly rates, which, although not tied directly to federal and state minimum wage laws, experience incremental increases as minimum wage rates increase. Our history of being able to pass along cost increases to guests through increases in admission, food, merchandise and other prices is limited. We believe that the effects of inflation, if any, on our operating results and financial condition have been and will continue to be minor over the next 12 months.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual obligations

The following table summarizes the timing of our required payments due under various contractual obligations as of December 31, 2006:

	Less than One Year	One Year to Three Years	Three Years to Five Years	Thereafter	Total
	(Dollars in millions)
As of December 31, 2006:
Long-term debt including interest	$16.3	$32.6	$32.6	$190.8	$272.3
Capital lease obligations	0.9	—	—	—	0.9
Park and office leases(1)	13.7	27.0	27.0	217.6	285.3
Total	$30.9	$59.6	$59.6	$408.4	$558.5

(1)           Does not include annual rent escalations associated with the consumer price index or any percentage rent in excess of minimum levels.

Recently issued accounting pronouncements

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB 108 establishes a single quantification framework wherein the significance measurement is based on both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are combined, is material. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of 2007. The Company is currently analyzing the effects of the adoption of FIN 48 but currently does not anticipate that the adoption will have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  This EITF becomes effective for reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 will be material to the Company’s consolidated financial statements.

In December 2005, we adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”), which clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity. This interpretation also states that the fair value of a liability for the conditional asset obligation should be recognized when incurred. The initial adoption of FIN 47 was not material to our financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company’s financial statements conform to the requirements of SFAS No. 154.

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

Revenue Recognition.  The Company recognizes revenue at the point of sale to a customer or over the period that receives the benefit certain parks sell season tickets and annual passes, and these sales are recorded as unearned revenue upon the sale of tickets. Revenue on season tickets and annual passes is recognized based on usage of the tickets and passes.

Self-insurance reserves.  Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred, but not paid, each period that are not covered by third-party insurance. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported.  These estimates are established based upon historical claims data and third-party estimates of settlement costs for incurred claims, and are recorded only when a loss is probable and reasonably estimatable, in accordance with SFAS 5, “Accounting For Contingencies.”  We accrue for legal costs that we expect to incur upon defending ourselves in connection with loss contingencies.   These reserves are periodically reviewed for changes in these factors and adjustments are made as needed.

Accounting for income taxes.  FFP was taxed as a partnership and, therefore, the federal and state taxable income or loss of Festival was reportable by its managing member.  Palace Entertainment Holdings, Inc. and its subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns.   The Company uses the estimated effective tax rate for the year to determine the provision for income taxes for interim periods.  As a result of the Acquisition, the reporting period began on April 12, 2006.

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

Valuation of long-lived and intangible assets and goodwill.  Long-lived assets are carried at the lower of historical cost less accumulated depreciation or estimated fair value. Long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, we recognize an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. We estimate the fair value using available market information or other industry valuation techniques such as present-value calculations. We recorded an impairment loss related to long-lived assets from continuing operations of $9.0 million for the year ended December 31, 2004 and did not record any impairment losses related to continuing operations for the years ended December 31, 2006 or 2005.

Prior to January 1, 2002, goodwill was being amortized using the straight-line method over 15 years. Pursuant to the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” there was no amortization of goodwill in 2005 or 2006. In June 2001, SFAS No. 142 was issued, which was effective January 1, 2002. SFAS requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized but rather be subject to at least an annual assessment of impairment by applying a fair-value-based test. We implemented SFAS No. 142 effective January 1, 2002. Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  We recorded no goodwill impairment losses for the years ended December 31, 2006 and December 31, 2005, and $2.2 million for the year ended December 31, 2004. The impairment loss for 2004 was related to the FEC segment. The goodwill impairment results from the calculation of the market value of our properties. The Company estimates fair value using discounted cash flow valuation models. The properties’ fair value was compared to the properties’ tangible and intangible assets, net of working capital. The recorded impairment is the resulting difference between the carrying value of the property (including intangible assets) and its fair value, net of working capital. Under these rules, any future acquired intangible asset will be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Intangible assets with finite lives are amortized over their useful lives.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Risk.   Our Senior Notes have a 10 7/8% fixed interest rate payments eliminating the exposure to volatility of interest rates relating to our primary debt.    We also have the option to borrow from our revolving line of credit which has a variable interest rate payment structure.   As of December 31, 2006, there were no amounts outstanding on our Revolver.

The interest earned on our cash and cash equivalents is not significant to our operations.

Foreign Exchange Risk.  As of December 31, 2006,  all of our operations and transactions were conducted in the United States of America and were denominated in US dollars so we do not have any foreign exchange risk.

Market Values of Investments.  The Company does not carry any long term or short term investments on its books so we do not have any exposure to the change in market values of investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements at December 31, 2006 and 2005 and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Material Changes In Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Accounting Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

The Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s design and operation of its disclosure controls and procedures as of the end of the fiscal year ended December 31, 2006.   The Chief Executive Officer and the Chief Financial Officer concluded that the material weakness discussed in the Company’s Quarterly amended report for the quarter ended September 30, 2006 has been remediated in the fourth fiscal quarter ended December 31, 2006 and the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2006, the period covered by this Form 10-K.

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, until December 31, 2007, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers

Set forth below is the name, age, position and description of the business experience of each of our executive officers and directors as of March 1, 2007.

Name	Age	Title
Alexander Weber, Jr.	55	Chief Executive Officer, President and Director
James A. Burk	54	Chief Financial Officer
James “Chip” Cleary	56	Senior Vice President, New Business Development
Todd R. Wulffson	40	Secretary and Senior Vice President, General Counsel
Brett Petit	43	Senior Vice President of Marketing & Sales
Tyler Zachem	40	Chairman and Director
Timothy Billings	33	Director
Jeremy Goldberg	42	Director
Larry Cochran	66	Director

Alexander Weber, Jr., was appointed President and Chief Executive Officer of the Company on January 8, 2007 and was elected to the Board of Directors of the Company on March 1, 2007.  Prior to joining the Company, Mr. Weber served in several key operating positions during his nearly 40 year career at Paramount Parks, most recently as President and Chief Executive Officer for the past five years.  As CEO, he helped lead Paramount Parks, which reportedly has over $400 million in revenues, 26,000 employees and eight sites, to consecutive years of record sales and earnings gains.

James A. Burk.  Mr. Burk is the Chief Financial Officer of the Company.   Prior to joining us on May 30, 2006, Mr. Burk served in an executive capacity at Vivendi Universal from 2004 to 2005. Prior to Vivendi Universal, Mr. Burk served as Executive Vice President and Chief Financial Officer of United Cinemas International from 2000 to 2004 where he was directly responsible for all treasury, finance, information systems and administrative functions of this international film exhibition company. Mr. Burk was employed by MCA INC. / Universal Studios from 1979 to 1999, most recently as Senior Vice President of International Operations for Universal Pictures from 1996 to 1999 where he was responsible for supervising their international film, video and exhibition joint venture operations.

James “Chip” Cleary.  Mr. Cleary joined FFP as our Vice President of the WPs Division in July 1999 with the acquisition of Splish Splash™. Prior to joining FFP, Mr. Cleary was President and creator of Splish Splash™ (Riverhead, New York) from 1990 until July 1999. Prior to Splish Splash™, Mr. Cleary was Vice President of Operations at Adventureland Amusement Park (Farmingdale, New York). Mr. Cleary held a variety of positions at Adventureland, including Director of Operations, during his 12-year stay (1978 to 1990). Mr. Cleary currently is the Third Vice Chair of IAAPA and serves on the Executive Committee. This is Mr. Cleary’s second three-year term on the IAAPA Board of Directors.

Todd R. Wulffson.  Mr. Wulffson is the Senior Vice President, General Counsel of the Company. Prior to joining FFP on May 22, 2006 in connection with the Transactions, Mr. Wulffson was a partner in the law firm of Carlton, DiSante & Freudenberger LLP from 1999 to 2006, where he was one of seven partners responsible for management of the firm and handled business and employment litigation across multiple offices and in multiple states. Prior to Carlton, DiSante & Freudenberger, Mr. Wulffson was one of four partners responsible for management of the firm of Scott, Reilly & Whitehead LLP from 1997 to 1999, and successfully represented Orange County, CA employers in a wide variety of employment law and business litigation matters. Mr. Wulffson began his career with the firm of O’Melveny & Myers LLP.

Brett Petit.   Mr. Petit was appointed Senior Vice President of Marketing & Sales of the Company effective February 1, 2007.   Prior to joining the Company, Mr. Petit served in a variety of positions at Busch Entertainment and Paramount Parks during his 24-year career in the theme park and water part industry, most recently as Senior Vice President of Marketing for Paramount Parks.

Tyler Zachem.  Mr. Zachem has been a Managing Director at MidOcean Partners since 2003. Prior to joining MidOcean, Mr. Zachem was a Managing Director at DB Capital Partners and was responsible for the firm’s investment strategy in the media, entertainment and communications sectors. Prior to his time at DB Capital Partners, Mr. Zachem served as a Partner at McCown De Leeuw & Co. and also served in investment banking with McDonald & Company and as a Consultant with McKinsey & Company. Mr. Zachem serves on the board of directors of San Juan Cable (dba ONELINK Communications), Young America and Penton Business Media Holdings, LLC.    Mr. Zachem has served as Chairman of the Board of the Company since April 12, 2006.

Timothy Billings.  Mr. Billings is a Principal at MidOcean Partners.  Prior to joining MidOcean Partners in 2003, Mr. Billings was a Vice President at DB Capital Partners. Prior to his time at DB Capital Partners, Mr. Billings was an Associate Director in the corporate finance department of UBS Warburg where he worked on a variety of mergers, acquisitions and capital raising assignments for companies primarily focused in the communications sector. Mr. Billings serves on the board of directors of San Juan Cable (dba ONELINK Communications), Stratus Technologies, and Penton Business Media Holdings, LLC.  Mr. Billings has served as a member of the Board of Directors of the Company since April 12, 2006.

Jeremy Goldberg.  Mr. Goldberg is MidOcean Partner’s management affiliate specializing in the leisure sector and is based in London. Mr. Goldberg has held this role since September 2004 and he is also a director of L.A. Fitness, another MidOcean investment. Between 2000 and 2004, Mr. Goldberg was Sales and Marketing Director and then Chief Operating Officer of Center Parcs Europe, one of MidOcean’s most successful investments. Mr. Goldberg began his career with Unilever.   Mr. Goldberg has served as a member of the Board of Directors of the Company since the second quarter of 2006.

Larry Cochran. Mr. Cochran was elected to the Board of Directors of the Company on March 1, 2007.   Mr. Cochran was formerly the Chief Executive Officer of the Company’s predecessor (Palace Entertainment Inc.) and Chief Executive Officer and Chairman of Six Flags, Inc. with over 35 years with the Six Flags organization.

In addition to the executive officers mentioned above, we also intend to add other members to our executive management team who have significant experience in various aspects of the entertainment and leisure industry.

Section 16(a) Beneficial Ownership Reporting Compliance

None.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, all employees must adhere to the policy.  A copy of the code of ethics is available on our website at www.palaceentertainment.com.

Board Committees and Meetings

Our board of directors has an audit committee and a compensation committee.

Audit Committees.  Our audit committee currently consists of Tyler Zachem and Timothy Billings, who are non-employee members of the Board of Directors of Palace Entertainment and the Board of Directors of Holdings, respectively. The audit committees makes recommendations concerning the engagement of independent registered public accounting firms, public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls and accounting and financial reporting process.

The Board has determined that Mr. Billings and Mr. Zachem meet the definition of an audit committee “financial expert” as defined by applicable SEC rules, however, they do not meet the “independence” definition.   The board expects to have an independent audit committee member by May 1, 2007.

Compensation Committees.  The current members of the compensation committee are Tyler Zachem and Timothy Billings, who are both non-employee directors. The compensation committees determine compensation for our executive officers and determine grants under our incentive grant agreements and any other compensation plan.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the section of this Form 10-K entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis,” be included in this Form 10-K for the fiscal year ended December 31, 2006.

Tyler Zachem

Timothy Billings

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors oversees the Company’s compensation programs, which are designed specifically for the Company’s most senior executive officers name in the Summary Compensation Table.   Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to the CEO.

The Compensation Committee is composed of 2 non-management members of the Board of Directors. Each year the Company reviews any and all relationships that each director has with the Company and the Board of Directors subsequently reviews these findings.

The responsibilities of the Compensation Committee include the following:

•                  Annually review the performance of the Company’s Chief Executive Officer (“CEO”).

•                  Annually review and approve for the CEO the annual base salary, the annual incentive bonus, including the specific goals and amount, equity compensation, employment agreements, severance arrangements, and change in control agreements/provisions, and any other benefits, compensation or arrangements.

•                  Annually review and recommend to the Board of Directors for its approval the compensation, including cash, equity or other compensation, for members of the Board of Directors for their service as a member of the Board of Directors, a member of any committee of the Board of Directors, a Chair of any committee of the Board of Directors, and the Chairman of the Board of Directors.

•                  Make recommendations to the Board of Directors on the Company’s executive compensation practices and policies, including the evaluation of performance by the Company’s executive officers and issues of management succession.

•                  Make regular reports to the Board.

Base Pay

With the exception of the CEO, whose compensation is set by the Compensation Committee and approved by the Board of Directors, base salaries and merit increases for the named executive officers are recommended by the CEO and then approved by the Compensation Committee. The recommendation is formulated through the evaluation of the compensation of similar executives employed by companies in the Company’s peer group.

Bonuses

Bonuses are paid to key executives and employees when the Company’s financial goals and objectives have been obtained or exceeded.   Executive goals and individual goals are consistent with the Company’s goals so both the employees and the Company benefits when the goals are achieved.

Equity Incentive Units

The Company grants equity incentive units to employees, including the CEO and other executive officers, to attract, motivate, engage and retain highly qualified and highly sought-after employees.

Compensation and Rationale

To reward both short and long-term performance in the compensation program and in furtherance of the Company’s compensation objectives noted above, the Company’s compensation program for the CEO and key executive employees is tied to the Company’s performance as a whole measured against financial objectives. During periods when performance meets or exceeds these established objectives, the CEO and key executive officers should be paid at or more than expected levels. When the Company’s performance does not meet key objectives, incentive award payments, if any, should be less than such levels.

Several financial metrics are commonly referenced in defining the Company’s performance for the CEO’s and other executives’ compensation. These metrics primarily are tied to the Company’s EBITDA performance and goals for purposes of setting the CEO’s and executive officers’ compensation.   The individual goals of Management will be in consistent with the investor goals and overall goals of the Company.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)		Option Awards	Non- Equity Incentive Plan Compens ation	Change in Pension Value and Nonqualifed Deferred Compensation Earnings	All Other Compensation		Total
($)	($)	($)	($)	($)		($)	($)	($)	($)		($)

John A. Cora, Chief Executive Officer, President and Director
	2006	$237,500		$1,201,134	(3)				$108,000	(1)	$1,546,634
	2005	—
	2004	—
James A. Burk, Chief Financial Officer	2006	144,231		410,454							554,685
	2005	—
	2004	—
Daniel S. Martinez, Chief Operating Officer	2006	200,961		1,201,134	(3)				91,000	(1)	1,493,095
	2005	—
	2004	—
James "Chip" Cleary, SVP, New Business Development	2006	267,435	145,816	123,136							536,387
	2005	265,459									265,459
	2004	266,066									266,066
Todd R. Wulffson, Secretary and SVP, General Counsel	2006	134,135	25,000	82,091							241,226
	2005	—
	2004	—

(1) Amounts relate to severance costs relating to the January 8, 2007 employment terminations

(2) These units are equity incentive units (B units) granted in 2006.   They vest over a 5 year service period and are conditional on achieving certain performance objectives.   The equity incentive units are exercisable upon a liquidating event.   For all the executives noted above, the equity incentive units were granted with effective dates as of June 14, 2006.  In addition to the B units, Mr. Cora and Mr. Martinez were also granted C units that vested immediately on their employment dates.   See footnote 12, “Share Based Payments” in the Notes to the Consolidated Financial Statements.

(3) Mr. Cora and Mr. Martinez ceased to be employed by the Company, January 8, 2007, and pursuant to the Holdings LLC agreement their unvested B units will be forfeited.   The grant values of forfeited units for Mr. Cora and Mr. Martinez was   $923,521 for each of them.  In addition, pursuant to the severance agreement, Holdings will exercise its option to repurchase the vested B units and the parties agreed that the unit value is zero dollars.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (Prior Management)

All executive officers prior to the Acquisition, with the exception of Chip Cleary, were terminated as of April 12, 2006.

						Non- Equity Incentive	Change in Pension Value and Nonqualifed	(2)
						Plan	Deferred	Other
				Stock	Option	Compens	Compensation	Annual
			Bonus	Awards	Awards	ation	Earnings	Compen-
Name and Principal Postion	Year	Salary ($)	($)	($)	($)	($)	($)	sation($)		Total ($)

Larry Cochran, Chief Executive Officer & President
	2006	91,476	252,166					392,043		$735,685
	2005	304,154						42,000	(1)	346,154
	2004	282,692								282,692
Dale Ciciora, Chief Financial Officer
	2006	74,070	135,823					161,530		371,423
	2005	208,862	30,000							238,862
	2004	205,539								205,539
James Michael Glennan, Vice President, Human Resources										—
	2006	61,161	60,256					181,908		303,325
	2005	176,409								176,409
	2004	172,923								172,923
James “Chip” Cleary, Senior Vice President, New Business Development										—
	2006	267,435	145,816	123,136						536,387
	2005	265,459								265,459
	2004	266,066								266,066
Lloyd Butterfield, Vice President of Operations, FEC Division										—
	2006	45,833	124,344					73,181		243,358
	2005	141,938								141,938
	2004	138,846								138,846

(1)           During FY 2005, Other Annual Compensation Costs are associated with a company car and an apartment in Newport Beach, California, where our corporate headquarters are located.

(2)           During FY 2006, Other Annual Compensation Costs are Severance costs relating to the Acquisition.

Employment Agreements

Messrs. Weber, Burk, Cleary and Petit are each party to employment agreements with the Company and Mr. Wulffson is party to a letter agreement regarding his employment with Company. The following summaries of the material provisions of these employment agreements do not purport to be complete and are subject to and qualified in their entirety by reference to all provisions of the described agreements.

Alexander Weber, Jr.  Pursuant to the terms of an employment agreement dated as of January 8, 2007, Mr. Weber serves as the President and Chief Executive Officer of the Company, and earns a base salary of $325,000, subject to annual adjustment. The term of the agreement continues for four years, after which the agreement will automatically renew for successive one year periods unless either party gives notice to the other, as provided in the agreement, that the term then ending shall not be renewed. Mr. Weber also receives a customary benefit package as is approved by the board of directors. In addition, the board of directors issued incentive units to Mr. Weber.  For fiscal year 2007 and each subsequent fiscal year during the term of the agreement, he will be eligible to receive a cash bonus of up to 100% of his adjusted base salary based on the Company achieving revenue, EBITDA and cash flow targets determined by the board of directors, and an additional cash bonus, in an amount to be determined pursuant to a supplemental bonus program to be adopted in the discretion of the board of directors, if the Company exceeds such revenue, EBITDA and cash flow targets for such year.  On March 1, 2007, Mr. Weber purchased 500 membership units (Class A) of Holdings for $500,000 in cash.  Under the employment agreement if Mr. Weber’s employment is terminated without cause or he resigns for good reason, as such terms are defined in the employment agreement, prior to May 31, 2008, he will be entitled to severance equal to his base salary for the greater of (x) twelve months and (y) the period of time remaining between the effective date of agreement and May 31, 2008.  Thereafter, Mr. Weber will receive severance equal to one year of his base salary if terminated without cause or if he resigns for good reason. If he is terminated with cause, he will not be entitled to any severance or other benefits. Mr. Weber’s employment agreement contains customary non-competition provisions. In addition, under the terms of the employment agreement, we retain and have exclusive ownership of all intellectual property, as defined in the employment agreement that is developed by Mr. Weber as part of his activities on behalf of the Company.

James A. Burk.  Pursuant to the terms of an employment agreement dated May 30, 2006, Mr. Burk serves as the Chief Financial Officer of the Company, and earns a base salary of $250,000, subject to annual adjustment. The term of the agreement continues for three years, after which the agreement automatically renews for successive one year periods, unless either party gives notice to the other as provided in the agreement, that the term then ending shall not be renewed. Mr. Burk also receives a customary benefit package as is approved by the board of directors. In addition, the board of directors issued incentive units to Mr. Burk. Beginning in 2007, he will be eligible to receive a cash bonus of up to 50% of his adjusted base salary based on Holdings achieving EBITDA targets determined by the board of directors of Holdings (such bonus may include a pro rated amount for 2006), and an additional cash bonus, equal to 10% of an additional bonus pool equal to 20% of the amount by which EBITDA exceeds the target EBITDA determined by the board of directors. On June 30, 2006, Mr. Burk purchased 200 membership units (Class A) of Holdings for $200,000 in cash. Under the employment agreement, if Mr. Burk’s employment is terminated without cause or he resigns for good reason, as such terms are defined in the employment agreement, prior to the eighteen-month anniversary of the date he commenced employment with Festival, he will be entitled to severance equal to his base salary for the greater of (x) twelve months and (y) the period of time remaining in such initial eighteen-month period. Thereafter, Mr. Burk will receive severance equal to one year of his base salary and benefits if terminated without cause or if he resigns for good reason. If he is terminated with cause, he will not be entitled to any severance or other benefits. Mr. Burk’s employment agreement contains customary non-competition provisions. In addition, under the terms of the employment agreement, the Company retains and have exclusive ownership of all intellectual property, as defined in the employment agreement, is developed by Mr. Burk as part of his activities on behalf of the Company.

James (“Chip”) Cleary.  Pursuant to the terms of an employment agreement dated April 12, 2006, Mr. Cleary serves as Senior Vice President of New Business Development of the Company and earns a base salary of $267,000, subject to annual adjustment. The term of the agreement continues for three years, after which the agreement automatically renews for successive one year periods, unless either party gives at least three months’ notice to the other that the term then ending shall not be renewed. Under the agreement, Mr. Cleary is be eligible to receive an annual bonus, as determined by the board of directors or its compensation committee, and, in addition, the board of directors issued incentive units to Mr. Cleary. Mr. Cleary also receives a customary benefit package as is approved by the board of directors. Under the employment agreement, if Mr. Cleary’s employment is terminated without cause or he resigns for good reason, as such terms are defined in the employment agreement, or he dies prior to the third anniversary of the date he commenced employment with the Company, he is be entitled to severance equal to his base salary for the greater of (x) one year and (y) the period of time remaining in such initial three-year period. If he is terminated with cause or he resigns without good reason, he will not be entitled to any severance or other benefits. Mr. Cleary’s employment agreement also contains customary non-competition and non-solicitation provisions. In addition, pursuant to a transaction incentive plan of previous owner, Chip Cleary received a cash bonus upon the consummation of the Transactions equal to $100,000. See “Certain relationships and related party transactions and director independence—Transaction bonus.”

Todd R. Wulffson.  Pursuant to a letter agreement dated as of May 22, 2006, Mr. Wulffson serves as Senior Vice President, General Counsel of the Company and earns a base salary of $225,000. Under the letter agreement, Mr. Wulffson is eligible to receive an annual cash bonus as determined by the board of directors. Mr. Wulffson received a guaranteed minimum bonus payment of $25,000 in February 2007. Mr. Wulffson is also eligible for other customary benefits made available to the Company’s employees.

Brett Petit.  Pursuant to an employment agreement dated March 1, 2007, Mr. Petit serves as Senior Vice President of Marketing & Sales of the Company, and earns a base salary of $200,000, subject to annual adjustment. The term of the agreement will continue for three years. Mr. Petit also receives a customary benefit package as is approved by the board of directors of the Company. In addition, the board of directors issued incentive units to Mr. Petit.  For fiscal year 2007 and each subsequent fiscal year during the term of the agreement, he will be eligible to receive a cash bonus of up to 50% of his adjusted base salary based on the Company achieving revenue, EBITDA and cash flow targets determined by the board of directors of the Company. Under the employment agreement if Mr. Petit’s employment is terminated without cause or he resigns for good reason, as such terms are defined in the employment agreement, he will be entitled to severance equal to his base salary for twelve months and, if such termination or resignation occurs between September 1 and December 31 in a fiscal year during the term of the agreement, a prorated cash bonus. If he is terminated with cause, he will not be entitled to any severance or other benefits. Mr. Petit’s employment agreement contains customary non-competition provisions.

John A. Cora.  Mr. Cora served as President and Chief Executive Officer of the Company from April 12, 2006 until January 8, 2007.  During the period from April 12, 2006 to December 31, 2006, he earned salary of $237,500 and received certain other benefits pursuant to an employment agreement dated April 12, 2006.  In connection with the termination of his employment agreement with the Company, Mr. Cora will receive a severance payment in the amount of $108,000 and certain other benefits.

Daniel S. Martinez.  Mr. Martinez served as Chief Operating Officer of the Company from April 12, 2006 until January 8, 2007.  During the period of April 12, 2006 to December 31, 2006, he earned salary of $200,961 and received certain other benefits pursuant to an employment agreement dated April 12, 2006. In connection with the termination of his employment agreement with the Company, Mr. Martinez will receive a severance payment in the amount of $91,000 and certain other benefits.

Grants of Plan-Based Awards

There were no stock options, restricted stock units or stock appreciation rights granted to the name executive officers during year ending December 31, 2006.

Outstanding Equity Awards

Outstanding Equity Awards At Fiscal Year-End, December 31, 2006

	Stock Awards
Name and Principal Position	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not Vested
	(#)	($)

John A. Cora, Chief Executive Officer, President and Director	3,060	923,521

James A. Burk, Chief Financial Officer	1,224	369,408

Daniel S. Martinez, Chief Operating Officer	3,060	923,521

James “Chip” Cleary, SVP, New Business Development	367	110,823

Todd R. Wulffson, Secretary and SVP, General Counsel	244	73,882

Option Exercises and Stock Vested

There were no stock options, restricted stock awards, or stock appreciated rights exercised by or stock awards vested for to the account of, the named executive officers during the year ending, December 31, 2006.

Potential Payments Upon Termination or Change in Control

See “Employment Agreements” above.

Compensation of Directors

Members of our Board of Directors are given the opportunity to invest up to $200,000 in class A units of Holdings and receive incentive units.  They are also reimbursed for out of pocket expenses related to their service as a director.  Messrs. Zachem, Billings, Goldberg and Cora did not receive any annual compensation amounts specific to serving as a Director on the Board during fiscal year 2006.  Mr. Cora ceased to serve as a member of our Board of Directors, effective on January 8, 2007.

Mr. Goldberg received equity incentive units that will vest equally over a five year vesting period beginning July 1, 2006.  On June 30, 2006, Mr. Goldberg purchased 60 membership units (class A) of Holdings for $60,000.

Effective, March 1, 2007, Mr. Cochran was elected to our Board of Directors and will receive an annual compensation of $25,000.  Mr. Weber was elected to our  Board of Directors on March 1, 2007 and will not receive any compensation specific to being a board member.

The table below sets forth Director Compensation for the Directors who served on the Board for the year ending December 31, 2006:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Timothy Billings	—	—
Tyler Zachem	—	—
Jeremy Goldberg	—		62,215				62,215
John Cora	—	—
	—	—

Compensation Committee Interlocks and Insider Participation.

The compensation committee currently consists of two directors, Messrs. Zachem and Billings. Neither of these individuals was an officer or employee of our Company at any time during the fiscal year ended December 31, 2006. None of our current executive officers has ever served as a member of the compensation committee.  No executive officer of the Company served during the fiscal year ended December 31, 2006 as a member of a compensation committee or as a director of any entity of which any of the Company’s directors served as an executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding stock of Palace Entertainment is owned by Holdings. All of the issued and outstanding limited liability company interests of FFP are owned by Palace Entertainment.  The following table sets forth certain information regarding the beneficial ownership of the limited liability company interests of Holdings as of December  31, 2006 by each person who beneficially owns 5% or more of the outstanding limited liability company interests.  It includes the Class A or Class C Units of limited liability company interest of Holdings of each person who is a director, proposed director or named executive officer and all current directors and executive officers as a group who own 5% or more of the outstanding limited liability company interests. Each Class A and Class C Unit is entitled to one vote on all matters to be voted upon by members of Holdings and generally will share in distributions by Holdings up to certain amounts.

Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses, to our knowledge, sole voting and investment power with respect to all of the Class A and Class C Units of limited liability company interest held by them.

Applicable percentage ownership in the following table is based on 54,260 Class A Units and 414.93 Class C Units of limited liability company interest of Holdings outstanding as of December 31, 2006.

	Amount and nature of beneficial ownership(1)
Name of beneficial owner(2)	Number of Class A Units owned	Percent of class A	Number of Class C Units owned	Percent of class C
Named executive officers and directors:
John A. Cora	500	0.9	175	42.2
Daniel S. Martinez	500	0.9	175	42.2
James A. Burk	200	0.4	*	*
James “Chip” Cleary	*	*	*	*
Todd R. Wulffson	*	*	*	*
Tyler Zachem(3)	*	*	*	*
Timothy Billings(4)	*	*	*	*
Jeremy Goldberg	60	0.1	*	*
All directors and executive officers as a group (six persons and two persons for Class A and Class C, respectively)	150	0.3	64.9	15.6
5% Shareholders:
MidOcean(5)	52,850	97.4	*	*

*              Indicates that the percentage of units beneficially owned does not exceed one percent of the Company’s outstanding limited liability company interests.

(1)           The amounts and percentages of units beneficially owned are reported on the basis of the Commission’s regulations governing the determination of beneficial ownership of securities. Under Commission rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. There are significant agreements relating to voting and transfers of limited liability company interests in the Holdings limited liability company agreement, as described under “Certain relationships and related party transactions.”

(2)           Unless otherwise indicated, the address of each of the named individuals is c/o Palace Entertainment Holdings, Inc., 4590 MacArthur Blvd., Suite 400, Newport Beach, California 92660.

(3)           See footnote 5. Mr. Zachem is a managing director of MOP and MOP II and accordingly Mr. Zachem may be deemed to beneficially own the units owned by such entities. Mr. Zachem disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)           See footnote 5. Mr. Billings is a vice president of MOP and MOP II and accordingly Mr. Billings may be deemed to beneficially own the units owned by such entities. Mr. Billings disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)           Includes limited liability company interests held by MOP and MOP II. MidOcean Associates, SPC (“Associates”) is the General Partner of each of MOP and MOP II. MidOcean US Advisor, LP (“US Advisor”) provides investment advisory services to MOP and MOP II, and other affiliated entities control MOP, MOP II Associates and US Advisor. Due to the relationships among MOP, MOP II, Associates, US Advisor and the other affiliated entities, each of these entities may be deemed to have beneficial ownership of these units, although each entity disclaims beneficial ownership of units owned of record by any other person or entity except to the extent of their pecuniary interest therein. The address for each of MOP, MOP II, Associates, US Advisor and the affiliated MidOcean entities is 320 Park Avenue, 17th Floor, New York, New York 10022.

Securities Authorized For Issuance

See Footnote 12, “Share Based Compensation” in the Notes to the Consolidated Financial Statements for equity incentive units authorized, issued and outstanding as of December 31, 2006.  There were no additional authorizations of equity incentive units other than the equity incentive units disclosed in Footnote 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Limited Liability Company Agreement

In connection with the Transactions, Holdings and its members (the “Members”) entered into the Holdings LLC Agreement. Among other provisions, the Holdings LLC Agreement provides that neither Holdings nor any of its subsidiaries (including the Issuers) may take certain designated significant corporate actions without the consent of MidOcean.

The Holdings LLC Agreement provides that each Member will agree to vote in favor of members to the Board of Directors of Holdings designated by groups of Members who are parties to the Holdings LLC Agreement. Pursuant to the Holdings LLC Agreement, Holdings initially had four directors: MidOcean designated three directors, Tyler Zachem, Timothy Billings and Jerry Goldberg; and the CEO of Holdings, John Cora, held the remaining directorship until he resigned on January 8, 2007.  On March 1, 2007, Alexander Weber, Jr., CEO of Holdings and Larry Cochran, former CEO of Palace Entertainment Inc. were elected to the board of directors.

Each party to the Holdings LLC Agreement has the right, subject to customary exceptions, to purchase its pro rata portion of any limited liability company interests that Holdings issues in the future. The Holdings LLC Agreement provides MidOcean with certain rights to cause a sale of all or substantially all of the equity interests or assets of Holdings or any subsidiary (including the Issuers) and to cause the other parties to the Holdings LLC Agreement to participate in such sale. Except as provided above, no Member is permitted to sell, assign or transfer any interest in Holdings other than to a controlled affiliate of such Member or an affiliate of such Member that also controls such Member without the prior written consent of MidOcean. Transfers required by applicable laws or regulations are permitted, so long as the transferee is reasonably acceptable to MidOcean.

The Holdings LLC Agreement provides MidOcean with certain rights to cause Holdings or any subsidiary (including the Issuers) to effect an initial public offering of its equity interests and, if required, to cause such entity to reorganize as a corporation in order to effect such an offering.

Registration Rights Agreement

In connection with the Transactions, Holdings, the Company, and its Members entered into a Registration Rights Agreement pursuant to which MidOcean has certain demand registration rights, and each Member has customary piggyback registration rights, in respect of the shares of common stock issued in connection with the reorganization described above following such initial public offering.

VisionMaker License Agreement

In connection with the Transactions, we entered into a license agreement with VisionMaker pursuant to which it granted Holdings a non-exclusive, perpetual, fully paid-up, royalty-free license with respect to all intellectual property for any use related to Festival’s Parks, including VisionMaker’s know-how and processes related to running amusement parks.  In addition, VisionMaker agreed not to, directly or indirectly, acquire, invest or participate in the acquisition of any WP or

FEC located in the United States that is competitive to Holdings, other than as a consultant for which it may receive only arm’s-length cash compensation or with respect to the passive ownership of five percent or less of any FEC.

MidOcean Advisory Agreement

In connection with the Transactions, Holdings and FFP entered into an Advisory Agreement with MidOcean US Advisor, LP, an affiliate of MidOcean, pursuant to which MidOcean is entitled to be paid by Festival (i) an annual management fee of $1.0 million and (ii) financial advisory fees (in an amount or percentage to be determined) for investment banking, financial advisory and other similar services performed in connection debt and equity financings and other transactions of Festival.

In addition, MidOcean was paid an upfront fee of $0.5 million in connection with the Transactions.

Equity Incentive Units

Certain executives and employees of the Company have been granted a class of limited liability company interests of Holdings upon the achievement of certain financial targets (“Equity Incentive Units”). The aggregate number of Equity Incentive Units granted may represent up to 20% of the common equity of Holdings, and the distributions in respect of such units based on the equity investors achieving certain financial targets. The Equity Incentive Units vest in equal 1/20th amounts as of the last day of each of the 20 successive fiscal quarters of Holdings and any unvested units will vest 100% upon a change of control in the ownership of Holdings. The Equity Incentive Units are subject to dilution for any future equity issuances.

Transaction bonus

Pursuant to an incentive plan of PAL, Mr. Cleary received a cash bonus upon the consummation of the Transactions equal to $100,000.

Company’s Policies on Related Party Transactions

Under the Company’s policies and procedures, related-party transactions that must be publicly disclosed under the federal securities laws require prior approval of the Company’s Chief Financial Officer and Chief Executive Officer without the participation of any officer who may have a direct or indirect interest in the transaction in question. Transactions that are material to the Company’s financial statements must get pre-approval from the board of the directors.

Related parties include directors, nominees for director, principal shareholders, executive officers and members of their immediate families. For these purposes, a “transaction” includes all financial transactions, arrangements or relationships, ranging from extending credit to the provision of goods and services for value and includes any transaction with a company in which a director, executive officer immediate family member of a director or executive officer, or principal shareholder (that is, any person who beneficially owns five percent or more of any class of the Company’s voting securities) has an interest by virtue of a 5-percent-or-greater equity interest. The Company’s policies and procedures regarding related-party transactions are not a part of a formal written policy, but rather, represent the Company’s historical course of practice with respect to approval of related-party transactions.

Director Independence

Currently, there are no independent directors.  The board expects to have an independent director who meets the “independence” definition by May 1, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to our Company by Deloitte & Touche LLP during Fiscal Years 2006 and 2005

During the fiscal year ended December 31, 2006 and 2005, Deloitte & Touche LLP provided various audit and tax services to our Company as follows:

Audit Fees

Aggregate fees billed to us by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements, and review of financial statements included in our Company’s quarterly reports on Form 10-Q, totaled approximately $641,857 for the fiscal year end December 31, 2006.  Fees of $119,291 relating to our S-4 filing were included in the amount.

The aggregate fees billed to us by Deloitte & Touche LLP for the audit professional services rendered for the audit of our annual financial statements for the fiscal year-end December 31, 2005 totaled approximately $549,335.  Fees of $432,335 relating to audit of the October 2, 2005, December 31, 2004, October 2, 2004, December 31, 2003 and December 31, 2002 financial statements and Offering Memorandum were included in the amount.

Audit-Related Fees

None.

Tax Fees

Fees billed to us by Deloitte & Touche LLP for tax services rendered to us for the fiscal year ended December 31, 2006 and 2005 totaled approximately $139,106 and $133,272, respectively.

All Other Fees

We had no other fees billed to us by Deloitte & Touche LLP for other non-audit and non-tax professional services for the fiscal year ended December 31, 2006 and 2005.

Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by Deloitte & Touche LLP. Pre-approval is generally provided at a meeting of the Audit Committee and covers a specified period of time. Any pre-approval is detailed as to the particular service or category of services covered and is generally subject to a specific budget. The independent auditors and management periodically report to the Audit Committee regarding the extent of services provided by Deloitte & Touche LLP in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve other particular services on a case-by-case basis. All services provided to our Company by Deloitte & Touche LLP during 2006 were pre-approved by the Audit Committee in accordance with this policy.

Determination of Independence

Our audit committee and board of directors have determined that the fees received by Deloitte & Touche LLP for the fees listed above are compatible with maintaining Deloitte & Touche LLP independence and such fees were approved by the audit committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Palace Entertainment Holdings, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Palace Entertainment Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in member’s interests, and cash flows for years ended December 31, 2005 and 2004 and the period from January 1, 2006 through April 12, 2006 (the “Predecessor Periods”) prior to the Acquisition of the Company by MidOcean Partners LP.  We have also audited the consolidated balance sheet  of the Company as of December 31, 2006 and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the period from April 13, 2006 through December 31, 2006 (the “Successor Period”), subsequent to the Acquisition of the Company by MidOcean Partners LP.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in member’s equity and stockholder’s equity, and cash flows for the Predecessor Periods and the Successor Periods, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Accounting Standard No. 123 (revised 2004), “Share Based Payment” in 2006.

As discussed in Note 3 to the consolidated financial statements, on April 13, 2006 MidOcean Partners completed the acquisition of the Company in a transaction accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”.  Accordingly, the assets acquired and liabilities assumed by MidOcean Partners, LP were recorded at fair value on that date by the Company and therefore the assets and liabilities of the Successor Period are not comparable with those of the Predecessor period.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
April 4, 2007

PART I.         FINANCIAL INFORMATION

Item  1.  Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005
(in thousands, except for share amounts)

	Successor	Predecessor
	Post-Acquisition	Pre-Acquisition
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,090	$5,240
Inventories	2,124	3,295
Prepaid expenses and other current assets	5,316	3,901
Deferred income taxes	1,171	—

Total current assets	10,701	12,436

Property and equipment - net	114,150	112,388

Goodwill	86,504	37,471

Other intangible assets - net	19,032	—

Other assets - net	7,307	3,368

TOTAL	$237,694	$165,663

See Notes to Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

	Successor	Predecessor
	Post-Acquisition	Pre-Acquisition
	2006	2005

LIABILITIES AND SHAREHOLDER’S EQUITY OR MEMBER’S INTEREST

CURRENT LIABILITIES
Accounts payable	$1,791	$2,705
Accrued interest	3,518	610
Accrued wages and payroll taxes	2,513	2,485
Other accrued liabilities	10,170	7,155
Unearned revenue	1,323	1,343
Current portion of long-term debt	848	7,870

Total current liabilities	20,163	22,168

Long-term debt - less current portion	150,008	157,374
Deferred income taxes	2,032	—
Other long term liabilities	7,296	3,260

Total Liabilities	179,499	182,802

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY
Common Stock, $.01 stated value, 1000 shares authorized, 100 shares issued and outstanding
Additional Paid-in Capital	54,633
Retained Earnings	3,562

Total Shareholder’s equity	58,195

MEMBER’S INTEREST		(17,139)

TOTAL	$237,694	$165,663

See Notes to Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM APRIL 13, 2006 THROUGH DECEMBER 31, 2006, FROM JANUARY 1, 2006 THROUGH APRIL 12, 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004.
( in thousands)

	Successor
	Post-Acquisition	Predecessor / Pre-Acquisition
	For The Period	For the Period	For the Year	For the Year
	April 13 to	January 1 to	Ended,	Ended,
	December 31,	April 12,	December 31,	December 31,
	2006	2006	2005	2004
REVENUES - Net
Admissions and other	$88,994	$12,177	$100,046	$95,614
Food, merchandise, and games	50,855	11,220	57,613	50,601

Total revenue	139,849	23,397	157,659	146,215

OPERATING COSTS AND EXPENSES
Cost of products sold	10,725	1,919	12,110	11,069
Operating expenses	79,978	24,271	96,934	92,535
Selling, general and administrative	17,344	4,208	19,181	18,189
Depreciation and amortization	12,915	4,478	17,695	20,305
Impairment losses	—	—	—	11,207
Gain on disposal of assets	(13)	—	(33)	(21)

Total operating costs and expenses	120,949	34,876	145,887	153,284

OPERATING INCOME (LOSS)	18,900	(11,479)	11,772	(7,069)

OTHER EXPENSE
Interest expense	12,877	6,732	22,963	21,438
Interest income	(284)	(58)	(101)	(14)
Other expense	—	—	—	245
Total other expense - net	12,593	6,674	22,862	21,669

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,307	(18,153)	(11,090)	(28,738)

INCOME TAX PROVISION	2,745	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,562	(18,153)	(11,090)	(28,738)

LOSS FROM DISCONTINUING OPERATIONS
Loss on sale and impairment of assets, net of taxes	—	—	—	(8,097)
Income from discontinued operations, net of taxes	—	—	—	2,340
TOTAL LOSS FROM DISCONTINUED OPERATIONS	—	—	—	(5,757)

NET INCOME (LOSS)	$3,562	$(18,153)	$(11,090)	$(34,495)

See Notes to Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM APRIL 13, 2006 THROUGH DECEMBER 31, 2006, FROM JANUARY 1, 2006 THROUGH APRIL 12, 2006, AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004.
(in thousands)

	Successor	Predecessor / Pre-Acquisition
	Post-Acquisition For the Period April 13 to December 31, 2006	For the Period January 1 to April 12, 2006	For the Year Ended, December 31, 2005	For the Year Ended, December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$3,562	$(18,153)	$(11,090)	$(34,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,915	4,478	17,695	21,127
Impairment loss on disposition				19,282
Gain on disposal of assets	(13)		(33)
Amortization of deferred financing costs and discount accretion	557	796	2,745	2,559
Financed interest		3,515	2,514	2,387
Share based compensation	873
Deferred rent expense	248	36	314	482
Deferred income taxes	861

Changes in net operating assets and liabilities:
Inventories	64	(214)	(89)	162
Prepaid expenses and other current assets	(307)	1,105	442	(321)
Other assets	(1,184)	8	(51)	(2)
Accounts payable	(2,747)	1,160	(780)	(197)
Accrued interest	3,432	436	85	(2,220)
Accrued wages and payroll taxes	194	(167)	1,277	(398)
Other accrued liabilities	1,904	(1,347)	(612)	(4,165)
Unearned revenue	(14)	(6)	107	(56)
Other long-term liabilities	0	22

Net cash provided (used) by operating activities	20,345	(8,331)	12,524	4,145

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)
Purchases of property and equipment	(7,701)	(3,951)	(9,216)	(9,904)
Proceeds from disposal of assets			348	3,518

Net cash used in investing activities	(45,300)	(3,951)	(8,868)	(6,386)

See Notes to Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

	Successor	Predecessor / Pre-Acquisition
	Post-Acquisition For the Period April 13 to December 31, 2006	For the Period January 1 toApril 12, 2006	For the Year Ended, December 31, 2005	For the Year Ended, December 31, 2004

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260
Return of capital	(500)
Proceeds from issuance of long-term debt	163,500	13,100	33,850	45,605
Payments on long-term debt	(189,095)	(767)	(33,471)	(43,300)
Payment for cost of financing	(5,575)		(176)	(1,067)
Payments on capital leases	(661)	(118)	(872)	(873)
Distributions to member		(57)	(94)	(158)

Net cash provided (used) by financing activities	21,929	12,158	(763)	207

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,026)	(124)	2,893	(2,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,116	5,240	2,347	4,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,090	$5,116	$5,240	$2,347

See Notes to Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

	Successor	Predecessor / Pre-Acquisition
	Post-Acquisition For the Period April 13 to December 31, 2006	For the Period January 1 to April 12, 2006	For the Year Ended, December 31, 2005	For the Year Ended, December 31, 2004

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,444	$1,925	$17,642	$18,230
Income taxes paid	$2,440	$—	$—	$—

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Property and equipment included in accounts payable	$262	$—	$552	$184
Noncash investments by member	$—	$—	$—	$2,231
Financed Interest		$3,515	$2,514	$2,387
Supplemental Disclosures of Other Cash Activities:

Reconciliation of the April 12, 2006 acquisition of Festival Fun Parks LLC

Current assets	$7,303
Property and equipment, net	118,963
Intangible assets, net	19,674
Net acquisition costs and return of capital	3,697
Other assets	6,395
Increase in goodwill due to acquisition	49,033
Current liabilities	(18,569)
Other long term debt	(8,095)
Initial common stock issuance	(54,000)
Long term debt	(150,000)
Revolver LOC	(12,000)

Total	$(37,599)

(See Footnote 3 for Acquisition)

See Notes to Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S INTERESTS AND STOCKHOLDER’S EQUITY
(in thousands / except for share amounts)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S INTEREST FOR THE PERIOD FROM JANUARY 1, 2006 THROUGH APRIL 12, 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PREDECESSOR PRE-ACQUISTION

Pre-Acquisition
Members
Interest

MEMBER’S INTEREST - January 1, 2004	$26,468
Contributions by member	2,230
Distributions to member	(158)
Net loss	(34,495)
MEMBER’s INTEREST - December 31, 2004	(5,955)
Distributions to member	(94)
Net loss	(11,090)
MEMBER’s INTEREST - December 31, 2005	(17,139)
Distributions to member	(57)
Net loss	(18,153)
MEMBER’S INTEREST - April 12, 2006	$(35,349)

CONSOLIDATED STATEMENT OF STOCKEHOLDER’S EQUITY FOR THE PERIOD FROM APRIL 13, 2006 THROUGH DECEMBER 31, 2006

SUCCESSOR POST ACQUISITION

	Common Stock Shares	Additional Paid In Capital	Retained Earnings	Post-Acquisition Total Stockholder’s Equity
Balance at April 13, 2006	100	$54,000	$—	$54,000
Comprehensive income:
Net Income			3,562	3,562
Share Based Compensation		873		873
Stock Purchase		260		260
Return of Capital		(500)		(500)
Balance at December 31, 2006	100	$54,633	$3,562	$58,195

See Notes to Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

1.       ORGANIZATION

On April 12, 2006, Palace Entertainment Holdings, Inc. (the “Company”) a Delaware corporation acquired Festival Fun Parks, LLC (“FFP”).  Palace Entertainment is a 100% owned subsidiary of Palace Holdings Group, LLC (“Holdings”), which is primarily owned by MidOcean Partners, LP (“MidOcean Partners”), a New York and London based private equity firm.  FFP is a Delaware limited liability company formed on June 23, 1998, with Palace Entertainment, Inc. (“PAL”) being the sole member prior to the acquisition of FFP by Palace Entertainment. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”). At December 31, 2006, 2005 and 2004, the Company owned and operated 32 FECs and WPs (“Parks”). Of the 32 Parks owned at December 31, 2006, 16 are located in California, five are located in Florida, four are located in Texas, two each are located in Georgia and New York, and one each in North Carolina, New Jersey, and New Hampshire. Revenue earned from the Parks located in California represents approximately 43% in the aggregate, of the Company’s revenues for the years ended December 31, 2006 and 2005, and 46% for the year ended December 31, 2004.   Eight of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature-themed park.  Revenues earned from the WPs and the nature-themed park represent approximately 50.5%, 50%, and 47%, in aggregate, of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively.  The other 23 FECs generally feature such attractions as miniature golf, batting cages, kiddy parks, go-carts, and video arcades.

For financial reporting purposes, the Company uses a 52- or 53-week fiscal year. The fiscal years presented, which ended December 31, 2006, January 1, 2006 and January 2, 2005, comprised 52 weeks.  The fiscal period ends on the Sunday nearest to December 31. For simplicity of presentation, the Company refers to the 52-week periods as ended on December 31.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Acquisition (See Footnote 3) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations.  The purchase price has been “pushed-down” and allocated to the assets and liabilities of FFP.  Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting.  The Company’s Consolidated Statements of Operations and Cash Flows for the period ending April 12, 2006, December 31, 2005 and 2004, and the Consolidated Balance Sheet as of December 31, 2005 reflect the operations of the Company prior to the Acquisition.

We prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, comprised solely of finished goods, are valued at the lower of cost (first-in, first-out method) or market.

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

Long-Lived Assets

Long-lived assets are carried at cost less accumulated depreciation. Long-lived assets are evaluated for potential impairment at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. The Company estimates the fair value using available market information or other industry valuation techniques, such as present-value calculations. The Company has recorded no impairment losses for the period from April 13, 2006 through December 31, 2006, the period from January 1, 2006 through April 12, 2006, and for the year ending 2005.    The Company recorded $8,961 of impairment losses for the year ended December 31, 2004 relating to long lived tangible assets and $2,246 relating to goodwill impairments.  In conjunction with the purchase of the Company long-lived assets were revalued at fair market value. (See Footnote 3)

Advertising

The Company expenses the costs of advertising, promotion, and marketing programs as incurred. These costs were $8,522, $1,106, $9,617 and $10,737, during the period from April 13, 2006 through December 31, 2006, the period from January 1, 2006 through April 12, 2006, and for the years ended December 31, 2005 and 2004, respectively.  Advertising costs included in discontinued operations was $931 for the year ended December 31, 2004.  Advertising costs are reported in selling, general and administration expenses in the Statement of Operations.

Goodwill

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value-based test prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires the Company to identify reporting units and to determine estimates of the fair value of the Company’s reporting units as of the date of the test for impairment. The goodwill impairment test is a two-step process. First, the fair value of the reporting unit is compared with its carrying value including goodwill. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is to be recorded to the extent that the carrying value of the goodwill exceeds its implied fair value. The second step determines the fair value of a reporting unit for the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.  We test goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We evaluate goodwill on a separate reporting unit basis to assess recoverability and impairment, if any, are recognized in earnings. Goodwill was allocated to our reporting units based on the original purchase price allocation.

The Company recorded no impairment losses for the period from April 13, 2006 through December 31, 2006, the period from January 1, 2006 through April 12, 2006, and the year ended December 31 2005, and recorded $2,246 of impairment loss for the year ended December 31, 2004.   For the year ended December 31, 2006, goodwill was increased due to the Acquisition.   See footnote 3 relating to “The Acquisition.” The impairment loss for 2004 is related to the FECs segment. In addition, in 2004, the Company recorded a write-off of goodwill in the amount of $2,209 associated with parks sold and closed. The amount is included in loss from discontinued operations within the consolidated statements of operations. Of the recorded write-off amount in 2004, $353 and $1,856 related to the FECs and WPs segments, respectively.

The following, for the years ended December 31, 2006 and 2005, summarizes goodwill activities:

Goodwill balance - January 1, 2005	$37,471
No adjustments	—
Goodwill balance – December 31, 2005	37,471
Increase in goodwill relating to April 12th, FFP acquisition	49,033
Goodwill balance – December 31, 2006	$86,504

Other Intangible Assets

Trademarks are amortized over their estimated useful lives of 20 years and favorable/unfavorable property leases are amortized over the terms of the related leases.

Other Assets

The balance primarily consists of financing costs that which are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the respective loan agreements. At December 31, 2006 and 2005, deferred financing costs were $5,331 and $2,934, respectively, net of accumulated amortization of $553 and $4,076, respectively. All debt outstanding as of the Acquisition was repaid and the related discounts and original issuance costs were written off.

Self Insurance Claims Liability

The Company is partially self-insured for its workers’ compensation and general liability programs. In connection with these programs, the Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The self-insurance claim liability is determined based on claims filed and claims incurred but not reported.   We accrue for legal costs that we expect to incur upon defending ourselves in connection with loss contingencies.  As of December 31, 2006, the Company has five separate unused letters of credit totaling $4,325 to secure its obligations for workers’ compensation and general liability claims with three insurance carriers.

Asset Retirement Obligation

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. The liability is discounted from the year the long lived assets are required to be dismantled and removed.   Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values.   As of December 31, 2006, we have two leases that may, and one lease that will, require us to remove our property and equipment from the leased land upon the lease termination.  The following is the Asset Retirement Obligation as of December 31, 2006:

Asset Retirement Obligation recorded as of January 1, 2005	$250

Reductions due to removal of property and equipment	(250)

Asset Retirement Obligation recorded as of December 31, 2005	—

Leases identified during the April 12th acquisition of FFP	201
Accretion Expense	16

Asset Retirement Obligation recorded as of December 31, 2006	$217

Unearned Revenue

Certain Parks sell season tickets and annual passes. These sales are recorded as unearned revenue upon the sale of tickets. Revenue on season tickets and annual passes is recognized based on usage of the tickets and passes.

Deferred Rent and Other Long Term Liabilities

Certain of the Company’s ground leases require minimum annual rent increases. Rent expense is recognized on a straight-line basis over the term of each lease. Under this method, the Company recognized $248, $36, $314, and $482, for the period from April 13, 2006 through December 31, 2006, the period from January 1, 2006 through April 12, 2006, and for the years ended December 31 2005, and 2004 respectively, of rent expense not currently due. Such amounts are included in other long-term liabilities.

Deferred rent and property leases disadvantage are recorded to other long term liabilities.    See footnote 6, in the notes the consolidated financial statements for the amortization expenses relating to property leases advantage and property leases disadvantage.

Stock-Based Compensation

The former parent of the Company issued stock options to the Company’s employees in 2002. Outstanding options and the related potential compensation amounts were immaterial, and were terminated in April 2006 in connection with the sale of the Company. Following the Acquisition, Holdings adopted a new stock-based compensation plan and the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for the incentive units granted during the year. All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS No.123(R). Under the fair value recognition provision of this statement, share based compensation costs are measured at the grant date based upon the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite period that is the vesting period.  See Footnote 12 for a further description of the plan.

Revenue Recognition

The Company recognizes revenue at the point of sale to a customer or over the period that receives the benefit.  Admissions and Other revenue primarily consist of park admissions, rides and attractions, and other miscellaneous revenues generated at our parks.   The food, merchandise and games revenue primarily consist of food and beverage, retail merchandise, and arcade game sales at our parks.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At various times during the year ended December 31, 2006 and 2005, the Company maintained cash balances in its general cash accounts in excess of Federal Deposit Insurance Corporation insurable limits; however, the Company places its cash with high credit quality financial institutions.

Seasonality

The business of the Company is highly seasonal. Generally, the WPs are open for a period from May through September. In addition, the Parks, other than WPs, are open year-round but generate higher revenues during the summer months.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the relatively short maturities of such instruments. The carrying value for long-term debt as of December 31, 2005, was recorded at amounts approximating fair value based on current rates offered to the Company for debt with similar collateral, if any, and maturities.  The carrying value of the Notes was recorded at par value as of the Acquisition.   The current fair value of the Notes as of December 31, 2006, based on quoted market prices, was $1.5 million more than its carrying value.  Fair values for related party amounts cannot be determined.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are combined, is material. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006.  We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows; however, we are still in the process of evaluating the potential impact, if any.

In July 2006, the FASB issued EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  This EITF becomes effective for reporting periods beginning after December 15, 2006. The Company does not expect the adoption of EITF 06-3 will be material to the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No.154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company’s financial statements conform to the requirements of SFAS No. 154.

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

Under SFAS No. 123(R), nonpublic entities that used the minimum-value method to measure compensation cost for stock options under SFAS No. 123 for financial statement recognition or pro forma disclosure purposes will be required to use the prospective method. Under the prospective method, nonpublic entities will continue to account for nonvested awards outstanding at the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. The impact of adoption of SFAS No. 123(R) was not material to the Company’s financial statements prior to the Acquisition, as the amounts calculated using the minimum-value method were not material for the prior periods presented, and all previous stock options were terminated in April 2006 pursuant to the Acquisition.   See footnote 12 for stock compensation relating to the period subsequent to the Acquisition, the period April 13 to December 31, 2006.  The Company has adopted SFAS No. 123(R) in connection with its initial issuance of equity incentive unit grants as discussed in Footnote 12, “Stock Compensation Plans.”

3.             ACQUISITION

In accordance with a definitive agreement dated February 21, 2006, the Company acquired FFP on April 12, 2006.  The aggregate purchase price of $212,175 was primarily funded by the $53,500 equity contribution by Holdings, issuance of $150,000 in aggregate principal amount of 10 7/8% Senior Notes (“Notes”) due in 2014 and a draw of $12,000 against the Company’s senior secured revolving credit facility (“Revolver”) (See Footnote 8).   Proceeds from the issuance of the Notes was used to payoff all outstanding term debt in the amount of $173,177 as of April 12, 2006, less the remaining capital lease obligations of $1,635, to pay transaction related fees and costs, and to fund initial working capital for the Company.

The aggregate purchase price allocation is reflected on the accompanying consolidated balance sheet as of December 31, 2006.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 12, 2006 based upon management’s estimates and with the support of an independent appraiser.

Current assets	$7,303
Property and equipment - net	118,963
Goodwill	86,504
Other intangible assets - net	19,674
Other asssets - net	6,395
Current liabilities	(18,569)
Other long term liabilities	(8,095)
Allocated purchase price, including related acquisition costs	$212,175

The purchase price allocation changed at December 31, 2006 compared to September 30, 2006 primarily due to an increase in self insurance claims reserves and a decrease in property and equipment.    An actuarial and appraisal analysis was conducted on self insurance claims reserves and property and equipment, respectively.   Property and equipment had a net decrease of $8.8 million at December 31, 2006 compared to September 30, 2006.   The self insurance reserves, primarily relating to expected legal fees for claims incurred but not reported, increased by $3.3 million at December 31, 2006 compared to September 30, 2006.

The excess of the adjusted purchase price over the fair value of the net assets acquired or goodwill has been assigned to our WPs and FECs in the amounts of $51,902 and $34,602 respectively.  The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS No.142, Goodwill and Other Intangible Assets.  For income tax purposes, the Company amortizes goodwill and other intangible assets.

The trademarks are being amortized using a 20-year useful life which are included in other intangible assets.  The intangible asset related to the property leases advantage and the deferred credit related to property leases disadvantage are being amortized over the related lease terms on straight-line basis over the individual remaining lease terms.   See footnote 6, in the notes to the consolidated financial statements, for amortization on property leases advantage and property leases disadvantage.

The following consolidated pro forma income statements cover the years ended December 31, 2006, and 2005.  The pro forma adjustments reflect the purchase of the Company, the extinguishment of the prior debt and its replacement with the Notes and the revolver.  The pro-forma also adjusts interest expense based upon the terms of the agreements governing the Notes and the revolver.  The financial information below also substitutes the Windward management fee with the MidOcean Partners advisory fee and adjusts for the effect of the directors/officers and representations/warranties insurance policies issued in connection with the sale transaction.

We have also adjusted depreciation and amortization for property and equipment, trademarks and leases based on the purchase price allocation.

Palace Entertainment Holdings Inc.
Consolidated and Condensed Proforma Income Statement
For the Years Ended December 31, 2006 and 2005

	2006	2005
REVENUES - NET	$163,246	$157,659
LOSS FROM OPERATIONS	(10,790)	(7,102)
NET LOSS	$(10,790)	$(7,102)

On a pro-forma basis for the years ended December 31, 2006 and 2005 the Company had no tax expense and a 0% effective tax rate due to the net losses and full valuation reserves on a proforma basis.

4.             PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2006 and 2005, consist of the following:

	2006	June 27, 1905

Prepaid insurance	$1,261	$1,381
Prepaid rent	1,090	1,070
Accounts receivable	780	331
Income tax receivable	560	—
Other current assets	1,625	1,119

Total	$5,316	$3,901

5.       PROPERTY AND EQUIPMENT - NET

Property and equipment at December 31, 2006 and 2005 consist of the following:

	December 31,	December 31,
	2006	2005

Land	$158	$158
Buildings and leasehold improvements	56,338	107,733
Equipment and fixtures	14,234	26,295
Games	3,772	15,686
Rides and attractions	51,476	64,997

Total	125,978	214,869
Less accumulated depreciation	12,439	103,523

Add construction in progress	611	1,042

Total	$114,150	$112,388

6.       OTHER INTANGIBLE ASSETS - NET

There were no Other Intangible Assets recorded as of December 31, 2005.  The Company acquired FFP on April 12th, 2006 which resulted in the Company recording trademarks and revaluing property leases that were below and above the market values at the Acquisition date; these property leases are classified as property leases advantage and property leases disadvantage, respectively.  The following are the gross carrying amounts and accumulated amortization of the other intangible assets as of December 31, 2006:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Other intangible assets
Trademarks	$13,328	$476	$12,852
Property leases advantage	6,346	166	6,180

Total	$19,674	$642	$19,032

The future amortization on trademarks and property leases advantage as of December 31, 2006 are as follows:

Year Ending		Property
December 31,	Trademarks	Leases Advantage	Total
2007	$666	$231	$897
2008	666	231	897
2009	666	231	897
2010	666	231	897
2011	666	231	897
Thereafter	9,522	5,025	14,547
Total	$12,852	$6,180	$19,032

The amortization of trademarks is recorded to amortization expense.   However, the amortization of property leases advantage is recorded as additional rent expense in order to normalize rent expense.

Certain property leases exceeded current market value at the April 12, 2006 date of Acquisition by $3,927.  This excess has been amortized as an offset to rent expense.   The amortization relating to these property leases disadvantage for the fiscal year ended December 31, 2006 was $101.  The future amortization of property leases disadvantage recorded in other long term liabilities as of December 31, 2006 is as follows:

Year Ending	Poperty Leases
December 31,	Disadvantage
2007	$(141)
2008	(141)
2009	(141)
2010	(141)
2011	(141)
Thereafter	(3,121)
Total	$(3,826)

7.             OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2006 and 2005, consist of the following:

	December 31,	December 31,
	2006	2005

Worker’s compensation and general liability insurance	$6,308	$2,349
Accrued property tax	198	1,491
Accrued expenses	1,385	1,371
Other accrued liabilities	2,279	1,944

Total	$10,170	$7,155

8.             LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consists of the following:

	December 31,	December 31,
	2006	2005

10 7/8% Senior Notes [1]	$150,000
Revolving line of credit [2]
Term loan A [3]		8,773
Term loan B [3]		33,744
Term loan C [3]		2,500
Mezzanine debt [3]		81,929
Windward mezzanine debt [3]		4,716
Windward senior secured [3]		9,113
Revolving line of credit - Antares [3]		22,850
Capital lease obligations [4]	856	1,619

Total	150,856	165,244

Less current portion	848	7,870

Total long-term debt	$150,008	$157,374

[1]           10 7/8% Senior Notes

In connection with the Acquisition, FFP issued its 10 7/8% Senior Notes, Series A, due April 12, 2014, which are fully and unconditionally guaranteed by the Company.  Interest only installments are payable in semi-annual installments on October 15 and April 15 of each successive year.  The first payment was made on October 16, 2006.  The Company has to comply with certain limitation on indebtedness and other financial requirements pursuant to the debt agreement. The Company was in compliance with the debt covenants as of December 31, 2006.

[2]           Revolving line of credit

Revolving line of credit up to a maximum of $40,000, maturing no later than June 30, 2014.  Interest is payable periodically at the prime rate plus a margin of 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 2.75% based upon the Company’s election.  The margin can vary based on the Company’s debt to earnings ratio.  There were no balances owed under the revolving line of credit as of December 31, 2006.  Under this revolving line of credit, the Company had certain letters of credit outstanding to secure its workers compensation and general liability insurance policies.  Letters of credit outstanding at December 31, 2006 were $4,325.  The revolving credit facility is secured by substantially all of the Company’s assets.   The Company is required to comply with certain maximum leverage and minimum fixed charged financial ratios on a quarterly basis pursuant to the revolver line of the credit agreement.  In addition, the Company cannot exceed certain capital expenditure limits.  The Company was in compliance with the covenants as of December 31, 2006.

[3]           Other Indebtedness

Term Loan A

Term loans payable, in the original amount of $35,000, payable in installments of principal of $773 on March 31, 2006, $1,000 quarterly on June 30, December 31, and March 31 of each period thereafter, and $4,000 on September 30 of each year through June 30, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.25%–3% per annum or at London InterBank Offered Rate (“LIBOR”) plus a margin of 3.5%–4.25% per annum, based on the Company’s election for specified periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through March 31, 2005, interest payable was at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rate was 9.17% per annum based on the LIBOR rates in effect and 10.25% per annum, based on the base rate, respectively. These loans were paid off in connection with the Acquisition.

Term Loan B

Term loans payable, in the original amount of $35,000, payable in installments of principal of $69 and $75 on March 31, 2006 and September 30, 2006, respectively, $88 on each quarterly period from September 30, 2006 through June 30, 2007, and $16,625 on September 30, 2007, and on December 31, 2007. Prior to April 2, 2003, for the period January 5, 2004 through March 7, 2005, and subsequent to March 31, 2005, interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 2.75%–3.5% per annum or at LIBOR plus a margin of 4%–4.75% per annum, based on the Company’s election for specific periods. Effective April 2, 2003 through January 5, 2004, and March 8, 2005 through March 31, 2005, interest was payable at the base rate plus the applicable margin. The margin varied based on the Company’s debt to earnings ratio, as defined. At April 12, 2006 and December 31, 2005, the interest rate was 9.67% per annum based on the LIBOR rate in effect and 10.75% per annum, based on the base rate, respectively. These loans were paid off in connection with the Acquisition.

Term Loan C

On April 1, 2005, the Company entered into Term Note C in the amount of $2,500, pursuant to an amendment of the credit agreement on the $110,000 credit facility described above. The note was due December 31, 2007. During 2006, an additional balance was added to this note in the amount of $2,500 for a grand total of $5,000. Interest was payable periodically at the base rate (greater of the prime rate or the federal funds rate plus 0.5% per annum) plus a margin of 5.75% per annum or at LIBOR plus a margin of 7.0% per annum, based on the Company’s election for specified periods. At April 12, 2006 and December 31, 2005, the interest rates were 11.31% and 11.82%, respectively, based on LIBOR. These loans were paid off in connection with the Acquisition.

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

The credit facility was secured by substantially all of the Company’s assets. The Company was required on an annual basis to prepay the credit facility by an amount equal to 50%–75% of the Company’s excess cash flow, depending on the Company’s debt to earnings ratio as defined. For the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, no amounts were due under this requirement. Some of the lenders under the credit agreement were stockholders of the Company’s sole member PAL. These loans were paid off and the credit facility was terminated in connection with the Acquisition.

Mezzanine Debt

The Company issued 12% subordinated notes with a face value of $40,000 and 15% subordinated notes with a face value of $40,500. Interest payments were due quarterly; principal of $500 due on July 29, 2007, $5,500 due on September 30, 2007, and the balance was due on July 29, 2008. For the 15% subordinated notes, the Company had the option to pay 20% of the interest due in the form of additional notes. The Company issued additional notes of $611 and $1,337 for paid-in-kind interest during the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, respectively. The principal payment amount of $5,500 due on September 30, 2007, was reduced by the aggregate amount of interest that the Company could have paid in the form of additional notes but has paid-in cash. The two notes were issued at a discount of $2,769, which was being amortized over the life of the notes at the weighted-average effective interest rate of 13.34%. In addition, $4,981 in loan proceeds received in 2002 were allocated to Member’s Interest for the 436,150 shares of common stock of PAL issued to the lenders, based on an estimated value of $11.42 per common share of PAL, resulting in a discount to the Company, which was being amortized over the life of the notes. The amount of discount accreted was $4,357 and $4,488 at April 12, 2006 and December 31, 2005, respectively. On January 5, 2004, additional subordinated notes payable of $807 were issued to the lenders in connection with a previous default discussed below. The note holders, including Windward Capital Partners, are also stockholders of the Company’s sole member PAL. These loans were paid off in connection with the Acquisition.

Windward Mezzanine Debt

On January 5, 2004, the Company issued 12% senior secured subordinated notes with a face value of $4,000 with Windward Capital Partners. The Company had the option to pay 8.32% of the interest due quarterly in the form of additional notes. In this regard, the Company issued additional notes of $98 and $373 during the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, respectively. The senior secured subordinated notes were due on April 30, 2008. The notes were secured by a lien on substantially all of the Company’s assets. These loans were paid off in connection with the Acquisition.

Windward Senior Secured Notes

The Company issued 15% subordinated notes with a face value of $9,054. The Company had the option to pay 7.97% of the interest due quarterly in the form of additional notes. In this regard, the Company issued additional notes of $211 and $805 during the three months and twelve day period through April 12, 2006 and year ended December 31, 2005, respectively. The subordinated notes are due on July 29, 2008. These loans were paid off in connection with the Acquisition.

Senior Subordinated Additional Notes

The Company issued 12% additional notes on March 31, 2006 in the amount of $3,288 under terms identical to that of Term Loan C discussed above. These loans were paid off in connection with the Acquisition.

[4]           Capital Lease Obligations

Capital lease obligations secured by applicable equipment with a net book value of $648 and $2,838 at December 31, 2006 and 2005, respectively, payable in periodic installments.

Future Minimum Payments:

Aggregate future minimum payments for long-term debt and capital leases as of December 31, 2006 are as follows:

	Long-Term	Capital
	Debt	Leases	Total

2007	$—	$919	$919
2008	—	4	4
2009	—	3	3
2010	—	1	1
2011	—	—	—
Thereafter	150,000	—	150,000

Total	150,000	927	150,927

Less amount representing interest on capital leases		71	71
Total Long-term debt	150,000	856	150,856

Less current portion, net of interest on capital leases	—	848	848
Total long-term debt - noncurrent	$150,000	$8	$150,008

9.             401(K) PLAN

The Company has a 401(k) plan that covers substantially all management employees who meet certain eligibility requirements as to age and length of service. Matching contributions to the plan are at the discretion of the Company. For the years ended December 31, 2006, 2005, and 2004, no matching contributions were made to the plan.

10.          INCOME TAXES

FFP was taxed as a partnership and, therefore, the federal and state taxable income or loss of Festival was reportable by its managing member for the period January 1, 2006 through April 12, 2006 and for the years ending December 31, 2005 and 2004. FFP was required to distribute income to its Parent in order to satisfy federal and state income tax expenses and liabilities. The Company had no net operating loss carry forwards as a result of the Acquisition.

The Company and its subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns.   The Company uses the estimated effective tax rate for the year to determine the provision for income taxes for interim periods.  As a result of the Acquisition, the reporting period began April 12, 2006.

The components of the provision for income taxes for the year ended December 31, 2006, is as follows:

Current:
Federal	$1,551
State	333

Total current	$1,884

Deferred:
Federal	$696
State	165

Total deferred	861

Total Provision for Income Taxes	$2,745

Deferred income tax assets and liabilities at December 31, 2006, consist of the tax effects of temporary differences related to the following:

Deferred Tax Assets:
Compensation accruals	$187
Accrued self insurance claims	907
Allowance for doubtful accounts	20
State taxes	57

Deferred Tax Assets	$1,171

Deferred Tax Liabilities
Property and equipment, net	$(399)
Intangible assets	(1,632)

Deferred tax liabilities	(2,031)

Net Deferred Tax Liabilities	$(860)

In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies when making this assessment. As of December 31, 2006, the Company believes it is more likely than not that the deferred tax asset will be realized and has not recorded a valuation allowance pursuant to SFAS No. 109.

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the provision for income taxes for the year ended December 31, is as follows:

Tax at statutory rate	$2,144	34.00%
State taxes, net of federal benefit	328	5.20%
Meals & Entertainment	13	0.20%
Incentive Stock Units	297	4.71%
Tax Credits	(37)	-0.59%

Total taxes	$2,745	43.52%

11.          RELATED-PARTY TRANSACTIONS

A professional services agreement was in effect between the Company and MidOcean Partners as of December 31, 2006. The agreement provides for quarterly payments of $250. The term of this agreement is through April 12, 2016. Additionally, MidOcean Partners is entitled to reimbursement of expenses. As of December 31, 2006, the Company had a prepaid balance of $81 relating to the services agreement.  As of December 31, 2005, FFP had accrued expenses of $493 related to a management agreement with Windward, the previous ownership group.

12.          STOCK COMPENSATION PLANS

The former parent of FFP issued stock options to FFP employees in 2002.  Outstanding options and the related potential compensation prior to the Acquisition were immaterial and were terminated as of April 12, 2006.

During the second quarter of 2006, Holdings has adopted an equity-based compensation plan for certain management employees and directors of the Company. The Company has accounted for the fair value of these grants under this Plan in accordance with SFAS No. 123(R).

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

The Board of Directors at its sole discretion may repurchase the vested portion of terminated employees equity incentive units under certain conditions by establishing a fair market value for the units and applying the same internal rate of return and return on investment hurdles.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 Share Based Payments, which provides guidance on the implementation of SFAS No. 123(R). The Company applied the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R). The volatility assumption used by the Company of 41.01 percent was determined by weighting the volatility of comparable public companies because the Company does not have historical stock prices for direct comparison. The volatility weighting was based on the implied volatility, the most recent 1-year volatility, and the median of the rolling 5-year volatilities. The risk-free interest rate of 4.9 percent that was used in the Monte Carlo Simulation model is based on the risk free rate of return that is equal to the yield of a five-year zero-coupon U.S. Treasury note as of June 2006. Management uses an expected dividend yield of zero in the Monte Carlo Simulation model, as it has no intention to pay any cash dividends in the foreseeable future. SFAS No. 123(R) requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses an estimated forfeiture rate based on the weighted average of different scenarios as historical data is not available and records stock-based compensation expense only for those awards that are expected to vest. A discount has also been calculated into the fair value of the units to account for the market requirement inherent in the units.

The compensation cost that has been charged against income for that Plan was $873 for the period from April 13, 2006 through December 31, 2006.   The $873 amount was recorded to selling, general and administrative expenses.    As of December 31, 2006, there was $3,670 of total unrecognized compensation cost related to unvested equity incentive units that is expected to be recognized over a weighted-average period of 4.96 years.

A summary of the units granted during the period and outstanding as of December 31, 2006 is presented below:

in Thousands	B1	B2	B3	C
Outstanding as of April 12, 2006
Granted (units)	3.7	6.1	2.4	0.4
Exercised
Forfeited
Outstanding at end of December 31, 2006 (units)	3.7	6.1	2.4	0.4
Equity incentive units vested at period-end	0.37	0.61	0.24	0.4

Weighted-average fair value of equity incentive units granted during the year	$482	$308	$201	$1,000

13.          DISCONTINUED OPERATIONS

Discontinued operations relate to four parks sold and two parks closed during the year ended December 31, 2004. There was no provision for income taxes associated with discontinued operations.

The following table for the years ended December 31, 2006, 2005, and 2004, summarizes the income and expense components that comprise discontinued operations:

	2006	2005	2004
Revenues	$—	$—	$12,891
Operating cost and expenses	—	—	10,551

Income from discontinued operations	—	—	2,340
Loss on sale and impairment of assets	—	—	(8,097)

Total loss from discontinued operations	$—	$—	$(5,757)

14.          COMMITMENTS AND CONTINGENCIES

Lease Expense

As of December 31, 2006, the Company leases the land for all 32 Parks. Of the 32 Parks, 30 lease the land from third parties under noncancelable operating leases that expire on various dates through 2041 and two lease the land from third parties under operating leases with a termination option by the respective landlords. The ground leases for certain of the Parks require the Company to pay minimum monthly or annual rentals, which are adjusted periodically based on changes in the Consumer Price Index or a percentage of sales method. The ground leases for certain of the Parks require monthly rentals based on a percentage of gross revenues derived from the operations of the premises, as defined. In addition, the ground leases require the payment of property taxes and certain leases require the payment of common area expenses. Certain of the leases provide the Company with options to renew for various periods of time. In addition, certain of the leases provide the Company with options to purchase the leased premises in accordance with the terms of those lease agreements, and certain other leases provide the Company with the right of first refusal in the event that the lessors decide to sell the land during the term of the leases.

In addition, the Company leases its corporate office facilities from an unaffiliated third party under a non-cancelable operating lease, which expires in January 2009.

For the period from April 13, 2006 through December 31, 2006, the period from January 1, 2006 though April 12, 2006 and for the years ended December 31, 2005 and 2004, rent expense amounted to $12,372, $4,040, $16,034, and $16,465 respectively.

The future minimum lease payments required under noncancelable Park leases and office leases as of December 31, 2006, are as follows:

Years Ending
December 31,	Park Leases	Corporate Office Lease

2007	$13,242	$416
2008	13,360	426
2009	13,281	—
2010	13,438	—
2011	13,623	—
Thereafter	217,605	—
Total	$284,549	$842

Lease Income

The Company subleases building space to various tenants. Included in net rent and property taxes for the period from April 13, 2006 through December 31, 2006, the period from January 1, 2006 through April 12, 2006 and for the years ended December 31, 2005, and 2004, is aggregate rental income of $536, $196, $678 and $858, respectively.

Future minimum lease income under noncancelable operating leases as of December 31, 2006, is as follows:

Years Ending
December 31,

2007	$622
2008	257
2009	196
2010	—
2010	—
Thereafter	—

Total	$1,075

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 2006, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

The Company received written notice in December 2004 concerning the Texas Department of Transportation’s intention to seize, through the eminent domain process, a portion of the real property leased by the Company at its Dallas SpeedZone® FEC in connection with the widening of Interstate 35 E. The Company is currently in negotiations with its landlord on a global resolution of the issue, and is close to an agreement whereby the Landlord will sell the subject portion of the property to the State and then pay to modify the Company’s facilities to conform to the new property line.   In addition, the city of Riverside, California is currently in the process of seizing a portion of roadside property at the Company’s Castle Park FEC under the doctrine of eminent domain in connection with the construction of a freeway access ramp. The portion of land at issue is unimproved dirt, and the Company has reached an agreement with its landlord of a reduction in rent in exchange for conceding the issue and not litigating.  The Company believes that the new access ramp will not impair any of the attractions at this FEC, and will likely improve visibility and access to the park.

The Company and MidOcean Partners have been named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the Acquisition.  The agreement at issue is between two individuals and a company that are separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”), asserts five claims in his Amended Complaint dated January 5, 2007.  Crowley purports to hold the Company responsible for the alledged breach of finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”). Crowley claims that the Company is the successor in interest to VisionMaker.  As such, although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company remains hopeful that it will prevail on its motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

15.          SEGMENT INFORMATION DISCLOSURE

The Company has operations in two reportable segments as defined within SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for public business enterprises reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these segments based on the nature of business conducted by each.

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

Goodwill for WPs and FECs was $51,902 and $34,602 respectively, as of December 31, 2006 and was $16,742 and $20,729 respectively as of December 31, 2005.

In the following section, corporate expenses primarily relate to general and administrative expenses.  Total other expense-net, primarily consists of interest expense as noted in the Consolidated Statement of Operations (See F-4)

SEGMENT DATA:

For the period from April 13, 2006 through December 31, 2006, from January 1, 2006 through April 12, 2006 and for the years ended December 31, 2005 AND 2004

Successor

For the period from April 13, 2006 through December 31, 2006

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital	Total
	Net	and Amortization	Amortization	Expenditures	Assets

FEC	$61,777	$13,467	$7,253	$4,144	$105,532
WP	78,072	27,430	4,640	3,685	118,724

Total Operations	139,849	40,897	11,893	7,829	224,256
Corporate			1,022	136	13,438

Total Continuing Operations	139,849		12,915	7,965	237,694
Total	$139,849		$12,915	$7,965	$237,694

Reconciliation to Net Loss:

Corporate expenses		(9,082)
Total other expense - net		(12,593)
Depreciation and amortization		(12,915)
Taxes		(2,745)
Net Income		$3,562

Predecessor

For the period from January 1, 2006 through April 12, 2006

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital	Total
	Net	and Amortization	Amortization	Expenditures	Assets

FEC	$19,268	$1,723	$1,790	$1,104	$117,618
WP	4,129	(5,881)	2,280	2,800	106,418

Total Operations	23,397	(4,158)	4,070	3,904	224,036
Corporate			408	47	10,129

Total Continuing Operations	23,397		4,478	3,951	234,165
Total	$23,397		$4,478	$3,951	$234,165

Reconciliation to Net Loss:

Corporate expenses		(2,843)
Total other expense - net		(6,674)
Depreciation and amortization		(4,478)
Net Loss		$(18,153)

Predecessor

For the Year Ended December 31, 2005

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation,	and	Capital	Total
	Net	and Amortization	Amortization	Expenditures	Assets

FEC	$79,423	$15,911	$7,976	$5,264	$83,696
WP	78,236	22,761	9,336	4,092	71,637

Total Operations	157,659	38,672	17,312	9,356	155,333
Corporate			383	78	10,330

Total Continuing Operations	157,659		17,695	9,434	165,663
Total	$157,659		$17,695	$9,434	$165,663

Reconciliation to Net Loss:

Corporate expenses		(9,205)
Total other expense -net		(22,862)
Depreciation and amortization		(17,695)
Net loss		$(11,090)

Predecessor

For the Year Ended December 31, 2004

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital	Total
	Net	and Amortization	Amortization	Expenditures	Assets

FEC	$77,578	$4,283	$10,909	$4,846	$76,658
WP	68,637	17,666	8,578	3,990	92,129

Total Operations	146,215	21,949	19,487	8,836	168,787
Corporate			818	214	3,595

Total Continuing Operations	146,215		20,305	9,050	172,382
Total Discontinued Operations	12,892		822	1,038	—
Total	$159,107		$21,127	$10,088	$172,382

Reconciliation to Net Loss:

Corporate expenses		(8,713)
Total other expense - net		(21,669)
Depreciation and amortization		(20,305)
Discontinued operations		(5,757)

Net Loss		$(34,495)

16.          SEPARATE FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS OF INDEBTEDNESS

As described in Footnotes 3 and 8 above, FFP issued $150,000 in aggregate principal amount of 10 7/8% Senior Notes, Series A, due in 2014.  The Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.  The following disclosures reflect the Company’s condensed consolidating financial information for the periods presented.  The condensed consolidating balance sheet, statement of operations, and statement of cash flows for the Company and the Company’s guarantor subsidiaries for the periods presented as outlined below have been prepared from the books and records maintained by the Company and the guarantor subsidiaries.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Company and the guarantor subsidiaries operated as independent entities.  Certain intercompany amounts included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to / due from related companies will exist at any time.

Successor / Post Acquisiton
Palace Entertainment Holdings, Inc.
Condensed Consolidated Balance Sheet as of December 31, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,966	$124	$—	$2,090
Inventories	—	896	1,228		2,124
Prepaid expenses and other current assets	—	4,538	778		5,316
Deferred income taxes	—	1,171	0		1,171
Total Current Assets	—	8,571	2,130	—	10,701

PROPERTY AND EQUIPMENT-NET	—	54,309	59,841		114,150
GOODWILL	—	86,504	—		86,504
OTHER INTANGIBLE ASSETS - Net	—	11,734	7,298		19,032
OTHER ASSETS-NET	—	7,163	144		7,307
DUE FROM SUBSIDAIREIS		57,340		(57,340)
INVESTMENT IN SUBSIDIARIES	58,195	9,523		(67,718)	—
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts payable	$—	$1,791	$—	$—	$1,791
Accrued interest	—	3,518	—		3,518
Accrued wages and payroll taxes	—	2,513	—		2,513
Other accrued liabilities	—	9,640	530		10,170
Unearned revenue	—	141	1,182		1,323
Current portion of long term debt	—	11	837		848
Total Current Liabilities	—	17,614	2,549	—	20,163

LONG TERM DEBT-Less Current Portion	—	150,007	1		150,008
DEFERRED INCOME TAXES	—	2,032	0		2,032
DUE TO PARENT	—		57,340	(57,340)	—
OTHER LONG TERM LIABILITIES	—	7,296	0		7,296
Total Liabilities	—	176,949	59,890	(57,340)	179,499

SHAREHOLDER’S EQUITY	58,195	58,195	9,523	(67,718)	58,195
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Balance Sheet As Of December 31, 2005 ( in thousands)

		Combined Guarantor
	Festival Fun Parks	Subsidiaries	Eliminations	FFP Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,125	$115	$—	$5,240
Inventories	2,858	437		3,295
Prepaid expenses and other current assets	2,878	1,023		3,901
Total Current Assets	10,861	1,575		12,436

PROPERTY AND EQUIPMENT-NET	61,778	50,610		112,388
GOODWILL	22,432	15,039		37,471
OTHER ASSETS-NET	3,225	143		3,368
DUE FROM SUBSIDIARIES	20,394		(20,394)
INVESTMENT IN SUBSIDIARIES	44,083		(44,083)
TOTAL	$162,773	$67,367	$(64,477)	$165,663

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts payable	$2,705	$—	$—	$2,705
Accrued interest	610			610
Accrued wages and payroll taxes	2,485			2,485
Other accrued liabilities	7,156			7,155
Unearned revenue	92	1,250		1,343
Current portion of long term debt	7,106	764		7,870
Total Current Liabilities	20,154	2,014		22,168

LONG TERM DEBT-Less Current Portion	156,535	839		157,374
OTHER LONG TERM LIABILITIES	3,223	37		3,260
Total Liabilities	179,912	2,890		182,802

DUE TO PARENT		20,394	(20,394)
MEMBER’S INTEREST	(17,139)	44,083	(44,083)	(17,139)
TOTAL	$162,773	$67,367	$(64,477)	$165,663

Successor / Post Acquisiton
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Period From April 13, 2006 through December 31, 2006 (in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

REVENUES - Net	$—	$79,033	$60,816	$—	$139,849

OPERATING COSTS AND EXPENSES
Cost of revenue		53,659	37,044		90,703
Selling, general and administrative		12,456	4,888		17,344
Depreciation and amortization		8,728	4,187		12,915
Impairment losses		—	—		—
(Gain)/loss on disposal of assets		(13)	—		(13)

Total operating costs and expenses	—	74,830	46,119	—	120,949

OPERATING INCOME (LOSS)	—	4,203	14,697	—	18,900

OTHER EXPENSE
Interest expense	—	12,877	—	—	12,877
Interest income		(284)			(284)
Total other expense - net	—	12,593	—	—	12,593

Equity Income (Loss) in Earnings of Subsidiaries	3,562	14,697	—	(18,259)	—

Income (loss) from continuing operations before income taxes	3,562	6,307	14,697	(18,259)	6,307

Income tax provision	—	2,745	—	—	2,745

Income (loss) from continuing operations	3,562	3,562	14,697	(18,259)	3,562

Net Income (loss)	$3,562	$3,562	$14,697	$(18,259)	$3,562

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Statement of Operations for the period from January 1, 2006 through April 12, 2006 (  in thousands )

		Combined Guarantor		FFP
	Festival Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$17,818	$5,579	$—	$23,397
Operating Costs and Expenses
Cost of revenue	18,148	8,042		26,190
Selling, general and administrative	3,151	1,057		4,208
Depreciation and amortization	2,825	1,653		4,478
Total Operating Expenses	24,124	10,752	—	34,876

Operating Loss	(6,306)	(5,173)		(11,479)

Other Expense
Interest expense	6,732			6,732
Interest income	(58)			(58)
Other expense
Total other expense - net	(6,674)			(6,674)

Equity Income (Loss) in Earnings of Subsidiaries	(5,173)		5,173

Income (Loss) from Continuing Operations	(18,153)	(5,173)	5,173	(18,153)

Income Tax Provision	—	—	—	—

Net (Loss) Income	$(18,153)	$(5,173)	$5,173	$(18,153)

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Statement of Operations For The Year Ended December 31, 2005 ( in thousands)

		Combined Guarantor		FFP
	Festival Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$94,122	$63,537	$—	$157,659

Operating Costs and Expenses
Cost of revenue	67,381	41,663		109,044
Selling, general and administrative	13,240	5,941		19,181
Depreciation and amortization	9,842	7,853		17,695
Impairment losses	—	—		—
Gain on disposal on assets	(33)	0		(33)

Total operating expenses	90,430	55,457	—	145,887

Operating income	3,692	8,080	—	11,772

Other Income (Expense)
Interest expense	(22,963)			(22,963)
Interest income	101			101
Total other expense - net	(22,862)	—	—	(22,862)

Equity in earnings of subsidiaries	8,080		(8,080)

Loss from continuing operations	(11,090)	8,080	(8,080)	(11,090)

Income from discontinued operations	—			—

Net (loss) income	$(11,090)	$8,080	$(8,080)	$(11,090)

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Financial Statement of Operations For The Year Ended December 31, 2004 ( in thousands)

		Combined Guarantor		FFP
	Festival Fun Parks	Subsidiaries	Eliminations	Consolidated

Revenues, net	$88,459	$57,756	$—	$146,215
Operating Costs and Expenses
Cost of revenue	65,428	38,176		103,604
Selling, general and administrative	11,299	6,890		18,189
Depreciation and amortization	12,157	8,148		20,305
Impairment losses	4,469	6,738		11,207
Loss on disposal of assets	(21)	—		(21)

Total Operating Expenses	93,332	59,952	—	153,284

Operating Loss	(4,873)	(2,196)	—	(7,069)

Other Income (Expense)
Interest expense	21,438			21,438
Interest income	(14)			(14)
Other expense	245			245
Total other expense - net	21,669			21,669

Equity in Earnings of Subsidiaries	535		(535)

Loss from Continuing Operations	(26,007)	(2,196)	(535)	(28,738)

Loss on Sale and Impairment of Assets	(7,854)	(243)		(8,097)
(Loss) Income from Discontinued Operations	(634)	2,974		2,340

Net (Loss) Income	$(34,495)	$535	$(535)	$(34,495)

SUCCESSOR / POST ACQUISITION
PALACE ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 13 THROUGH DECEMBER 31, 2006  ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Successor Holdings Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$3,562	$3,562	$14,697	(18,259)	$3,562
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		8,728	4,187		12,915
Equity in earnings of subsidiaries	3,562			(3,562)
Gain on disposition		(13)			(13)
Amortization of deferred financing costs and discount accretion		557			557
Share based compensation		873			873
Deferred rent expense		248			248
Deferred income taxes		861			861

Changes in net operating assets and liabilities:
Inventories		171	(107)		64
Prepaid expenses and other current assets		120	(427)		(307)
Other assets		(1,184)			(1,184)
Accounts payable		(2,747)	—		(2,747)
Accrued interest		3,432			3,432
Accrued wages and payroll taxes		209	(15)		194
Other accrued liabilities		1,884	20		1,904
Unearned revenue		(102)	88		(14)
Other long-term liabilities		0	—		0

Net cash provided (used) by operating activities	7,124	16,599	18,443	(21,821)	20,345

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)				(37,599)
Purchases of property and equipment		(4,401)	(3,300)		(7,701)
Proceeds from disposal of assets					—

Net cash used in investing activities	(37,599)	(4,401)	(3,300)	—	(45,300)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Successor Holdings Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260				54,260
Return of capital	(500)				(500)
Proceeds from issuance of long-term debt	163,500				163,500
Payments on long-term debt		(189,095)			(189,095)
Advances to/from related party	(181,210)	173,888	(14,499)	21,821
Payment for cost of financing	(5,575)				(5,575)
Payments on capital leases		0	(661)		(661)
Distributions to member

Net cash provided (used) by financing activities	30,475	(15,207)	(15,160)	21,821	21,929

NET DECREASE IN CASH AND CASH EQUIVALENTS		(3,009)	(17)	—	(3,026)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,975	141		5,116

CASH AND CASH EQUIVALENTS, END OF PERIOD		$1,966	$124		$2,090

FESTIVAL FUN PARKS LLC    /  PREDECESSOR
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1 , 2006 THROUGH APRIL 12, 2006

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(18,153)	$(5,173)	$5,173	$(18,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,825	1,653		4,478
Equity in earnings of subsidiaries	5,173		(5,173)	—
Amortization of deferred financing costs and discount accretion	796	—		796
Financed Interest Payments	3,515	—		3,515
Deferred rent expense	36	—		36

Changes in net operating assets and liabilities:
Inventories	470	(684)		(214)
Prepaid expenses and other current assets	433	672		1,105
Other assets	8	—		8
Accounts payable	1,160	—		1,160
Accrued interest	436	—		436
Accrued wages and payroll taxes	(182)	15		(167)
Other accrued liabilities	(1,857)	510		(1,347)
Unearned revenue	(163)	157		(6)
Other long-term liabilities	22	—		22

Net cash provided used by operating activities	(5,481)	(2,850)	—	(8,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,269)	(2,682)	—	(3,951)

Net cash used in investing activities	(1,269)	(2,682)	—	(3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:

Porceeds from long-term debt	13,100			13,100
Repayment of long-term debt	(767)			(767)
Payment for cost of financing
Advances to related company	(5,558)		5,558
Advances from related company		5,558	(5,558)
Payments on capital leases	(118)	—		(118)
Distributions to member	(57)			(57)

Net cash provided by financing activities	6,600	5,558	—	12,158

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(150)	26		(124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,125	115		5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD END OF PERIOD	$4,975	$141	$—	$5,116

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2005 ( in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Elimination	FFP Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(11,090)	$8,080	$(8,080)	$(11,090)

Depreciation and amortization	9,842	7,853		17,695
Gain on disposition	(33)			(33)
Equity in earnings of subsidiaries	(8,080)		8,080
Amortization of Deferred financing costs	2,745			2,745
Financed interest payments	2,514			2,514
Deferred rent expense	277	37		314

Changes in Net Operating Assets and Liabilities:
Inventories	13	(102)		(89)
Prepaid expenses and other current assets	249	193		442
Other assets	12	(63)		(51)
Accounts payable	(780)			(780)
Accrued Interest	85			85
Accrued wages and payroll taxes	1,277			1,277
Unearned revenue	(80)	187		107
All other accrued liabilities	(612)			(612)

Net Cash (used in) Provided by Operating Activities	(3,661)	16,185	—	12,524

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(4,802)	(4,414)		(9,216)
Proceeds from the disposal of assets	348			348

Net Cash used in Investing Activities	(4,454)	(4,414)	—	(8,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	33,850			33,850
Payments for cost of financing	(176)			(176)
Advances to related company	10,942		(10,942)
Advances from related company		(10,942)	10,942
Payments on long-term debt	(33,471)			(33,471)
Distribution to member	(94)			(94)
Payments on capital leases	(26)	(846)		(872)
Net Cash Provided (used) by Financing Activities	11,025	(11,788)	—	(763)

NET INCREASE (DECREASE) IN CASH	2,910	(17)	—	2,893

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	2,215	132	—	2,347

CASH AND EQUIVALENTS - END OF PERIOD	$5,125	$115	$—	$5,240

Predecessor
Festival Fun Parks LLC
Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2004 ( in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Elimination	FFP Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(34,495)	$535	$(535)	$(34,495)

Depreciation and amortization	12,399	8,728		21,127
Impairment and gain/loss on disposition	10,688	8,594		19,282
Equity in earnings of subsidiaries	(535)		535
Amortization of deferred financing costs	2,559			2,559
Financed interest payments	2,387			2,387
Deferred rent expense	482			482

Changes in Net Operating Assets and Liabilities:
Inventories	(359)	521		162
Prepaid expenses and other assets	540	(861)		(321)
Other assets	(2)			(2)
Accounts payable	(197)			(197)
Accrued interest	(2,220)			(2,220)
Accrued wages and payroll taxes	(398)			(398)
Unearned revenue	71	(127)		(56)
All other accrued liabilities	(4,165)			(4,165)
Net Cash Provided by Operating Activities	(13,245)	17,390	—	4,145

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(4,621)	(5,283)		(9,904)
Proceeds from the disposal of assets	3,496	22		3,518
Net Cash used in Investing Activities	(1,125)	(5,261)	—	(6,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	45,605			45,605
Payments for cost of financing	(1,067)			(1,067)
Advances to related companies	11,427		(11,427)
Advances from related companies		(11,427)	11,427
Distributions to member	(158)	0		(158)
Payments on long-term debt	(43,300)			(43,300)
Payments on capital leases	(100)	(773)		(873)
Net Cash Provided by or (Used in) Financing Activities	12,407	(12,200)	—	207

NET INCREASE (DECREASE) IN CASH	(1,963)	(71)		(2,034)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	4,176	205	—	4,381

CASH AND EQUIVALENTS - END OF PERIOD	$2,213	$134	$—	$2,347

17.          SUBSEQUENT EVENTS

The former Chief Executive Officer and Chief Operating Officer, John Cora and Dan Martinez, respectively, ceased to be employed by the Company on January 8, 2007.  On January 8, 2007, the Company appointed Al Weber as the Chief Executive Officer.

Effective as of March 8, 2007 we purchased certain water park assets located in Sacramento, California from Premier Waterworld Sacramento, Inc. (“Premier”), an affiliate of Six Flags Theme Parks, Inc., and were assigned the lease between Premier and the State of California where such assets are located. We are renaming the water park Raging Waters Sacramento and intend to have it fully operational by May 2007.

18.          SUMMARIZED QUARTERLY DATA (UNAUDITED)

	Predecessor /Pre-Acquisition		Successor / Post Acquisition
	First Quarter	April 1 - April 12	April 13 - June 30	Third Quarter	Fourth Quarter
2006

Revenues	$20,796	$2,601	$39,462	$82,220	$18,167
Direct costs	23,274	2,916	29,207	40,865	20,631
Total operating costs and expenses	31,264	3,611	38,979	53,151	28,820
Operating (loss) income	(10,468)	(1,010)	483	29,069	(10,653)
(Loss) income from operations	(16,472)	(1,681)	(3,671)	24,853	(14,875)
Net (loss) income	(16,472)	(1,681)	(3,715)	15,333	(8,056)

	Predecessor / Pre-Acquistion
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005

Revenues	$19,980	$41,467	$78,466	$17,746
Direct costs	21,484	29,664	37,890	20,006
Total operating costs and expenses	29,363	40,117	48,651	27,756
Operating (loss) income	(9,383)	1,350	29,815	(10,010)
(Loss) income from Operations	(15,122)	(4,509)	24,081	(15,540)
Net (loss) income	(15,122)	(4,509)	24,008	(15,467)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 6th day of April 2007.

Palace Entertainment Holdings, Inc.

By:	/s/ Alexander Weber, Jr.
Alexander Weber, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ALEXANDER WEBER, JR.	Chief Executive Officer, President and Director	April 6, 2007
Alexander Weber, Jr.	(Principal Executive Officer)

/S/ JAMES A. BURK	Chief Financial Officer	April 6, 2007
James A. Burk	(Principal Financial Officer)

/S/ TYLER ZACHEM	Chairman and Director	April 6, 2007
Tyler Zachem

/S/ TIMOTHY BILLINGS	Director	April 6, 2007
Timothy Billings

/S/ JEREMY GOLDBERG	Director	April 6, 2007
Jeremy Goldberg

/S/ LARRY COCHRAN	Director	April 6, 2007
Larry Cochran

EXHIBIT INDEX

Exhibit No.	Description

1.1

Purchase Agreement, dated as of March 29, 2006, by and among Palace Entertainment Holdings, Inc., Palace Funding, Inc. and J.P. Morgan Securities Inc., for itself and on behalf of the several Initial Purchasers listed in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

1.2

Joinder Agreement, dated as of April 12, 2006, by Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc., Splish Splash at Adventureland Inc., Family Fun Center Holdings LLC, Smartparks—San Jose Inc., Smartparks—Riverside Inc., Smartparks—San Dimas Inc., Raging Waters Group Inc., Wet ”N Wild Nevada Inc., Smartparks—Carolina Inc., Smartparks—Florida Inc., Smartparks—Silver Springs Inc. and Palace Management Company LLC (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

2.1

Stock Purchase Agreement, dated as of February 9, 2006, by and among Palace Entertainment, Inc., Festival Fun Parks, LLC and Palace Entertainment Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

3.1	Certificate of Formation of Festival Fun Parks, LLC (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

3.2

Second Amended and Restated Limited Liability Company Agreement of Festival Fun Parks, LLC (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

3.3

Amended and Restated Certificate of Incorporation of Palace Entertainment Holdings, Inc. (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

3.4	By-laws of Palace Entertainment Holdings, Inc. (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

4.1

Indenture, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

4.2

Registration Rights Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Finance, Inc., Palace Entertainment Holdings, Inc., the other guarantors listed in Schedule 1 thereto, J.P. Morgan Securities Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

10.1

License Agreement, dated as of April 12, 2006, by and between Festival Fun Parks, LLC and VisionMaker, LLC (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

10.2

Employment Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and John A. Cora (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).*

10.3

Employment Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and Daniel S. Martinez (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).*

10.4

Amended and Restated Agreement, dated as of April 12, 2006, by and between Festival Fun Parks, LLC and James Cleary (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).*

10.5

Credit Agreement, dated as of April 12, 2006, among Festival Fun Parks, LLC, as Borrower Representative, the Borrowers signatory thereto, the other Credit Parties signatory thereto, the Lenders party thereto from time to time and General Electric Capital Corporation as Agent and Lender (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).

10.6

Professional Services Agreement, dated as of April 12, 2006, by and among Festival Fun Parks, LLC, Palace Holdings Group, LLC and MidOcean US Advisor, LP (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-135091), filed on June 16, 2006).*

10.7

Employment Agreement, dated as of May 30, 2006, by and among James A. Burk, Festival Fun Parks, LLC and Palace Entertainment Holdings, Inc. (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-4 (File No. 333-135091-12), filed on June 16, 2006).*

10.8

Letter Agreement, dated as of May 22, 2006, by and between Festival Fun Parks, LLC and Todd R. Wulffson (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-4 (File No. 333-135091-12), filed on June 16, 2006).*

10.9

Employment Agreement dated as of January 8, 2007, among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and Alexander Weber, Jr. (incorporated by reference to the Current Report on Form 8-K filed January 10, 2007, File No. 333-135091).*

10.10

Employment Agreement effective as of February 1, 2007, among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and Brett Petit (incorporated by reference to the Current Report on Form 8-K filed March 1, 2007, File No. 333-135091).

10.11

Credit Agreement Amendment, dated as of October 9, 2006, among Festival Fun Parks, LLC, as Borrower Representative, the Borrowers signatory thereto, the other Credit Parties signatory thereto, the Lenders party thereto from time to time and General Electric Capital Corporation as Agent and Lender.

10.12

Credit Agreement Amendment, dated as of March 22, 2007, among Festival Fun Parks, LLC, as Borrower Representative, the Borrowers signatory thereto, the other Credit Parties signatory thereto, the Lenders party thereto from time to time and General Electric Capital Corporation as Agent and Lender.

12	Statement re Computation of Ratios

14	Code of Ethics (see the Company’s website at www.palaceentertainment.com)

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-4 (File No. 333-135091, filed on June 16, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Section 1350 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Denotes management contract or compensatory plan or arrangement.

†

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

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules of Palace Entertainment Holdings, Inc., have been omitted because they are not applicable, not required, not material, or the information is included in the financial statements or notes thereto.