Form 10-Q
period 2007-04-01
Palace Entertainment Holdings, Inc.
filed 2007-05-14
CIK 1364580

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 1, 2007

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

☐ Yes ☒ No

There were 100 shares of common stock with a par value of $0.01 per share outstanding as of April 1, 2007.

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

PART I.     FINANCIAL INFORMATION

Item  1.  Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited / in thousands except for per share amounts)
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,577	$2,090
Inventories	2,348	2,124
Prepaid expenses and other current assets	4,853	5,316
Deferred income taxes	7,258	1,171
Total current assets	17,036	10,701

Property and equipment - net	114,573	114,150
Goodwill	86,504	86,504
Other intangible assets - net	18,808	19,032
Other assets - net	6,576	7,307

TOTAL	$243,497	$237,694

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$3,770	$1,791
Accrued interest	7,694	3,518
Accrued wages and payroll taxes	2,212	2,513
Other accrued liabilities	11,433	10,170
Unearned revenue	2,167	1,323
Current portion of long-term debt	876	848

Total current liabilities	28,152	20,163

Long-Term Debt - Less current portion	157,336	150,008
Deferred income taxes	2,588	2,032
Other long term liabilities	7,292	7,296

Total liabilities	195,368	179,499

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S EQUITY
Common Stock, $.01 stated value, 1000 shares authorized, 100 shares issued and outstanding
Additional Paid-in Capital	55,218	54,633
Accumulated (deficit) earnings	(7,089)	3,562

Total Shareholder’s equity	48,129	58,195

TOTAL	$243,497	$237,694

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited / in thousands)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 AND MARCH 31, 2006

	Successor	Predecessor
	For the three	For the three
	month period ended	month period ended
	March 31, 2007	March 31, 2006

REVENUES - net	$21,533	$20,796

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	23,729	23,274
Selling, general and administrative	4,886	3,811
Depreciation and amortization	4,724	4,179
Gain on disposal of assets	(40)	—

Total operating costs and expenses	33,299	31,264

OPERATING LOSS	(11,766)	(10,468)

OTHER EXPENSE
Interest expense - net	4,415	6,004
Total other expense - net	4,415	6,004

LOSS FROM OPERATIONS	(16,181)	(16,472)
BEFORE INCOME TAXES

INCOME TAX BENEFIT	(5,530)	—

NET LOSS	$(10,651)	$(16,472)

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 AND 2006  (unaudited / in thousands)

	Successor	Predecessor
	For the three	For the three
	month period ended	month period ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,651)	$(16,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,724	4,179
Gain on disposal of assets	(40)
Amortization of deferred financing costs	193	720
Financed Interest Payments		3,386
Share based Compensation	85
Deferred rent expense	59	51
Deferred income taxes	(5,530)

Changes in net operating assets and liabilities:
Inventories	(224)	(104)
Prepaid expenses and other current assets	479	442
Other assets	523	8
Accounts payable	1,883	(133)
Accrued interest	4,177	(11)
Accrued wages and payroll taxes	(301)	(61)
Other accrued liabilities	1,256	(782)
Unearned revenue	844	365
Other long-term liabilities	(6)

Net cash used by operating activities	(2,529)	(8,412)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(4,799)	(3,403)
Proceeds from disposal of assets	72

Net cash used in investing activities	(4,727)	(3,403)

See Notes to Condensed Consolidated Financial Statements

	Successor	Predecessor
	For the three	For the three
	month period ended	month period ended
	March 31, 2007	March 31, 2006

Issuance of common stock	500
Proceeds from long-term debt	7,250	13,100
Payments on long-term debt		(842)
Payments on capital leases	(7)	(2)
Distributions to member		(56)
Net cash provided by financing activities	7,743	12,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	487	385

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,090	5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,577	$5,625

Supplemental Disclosures of Cash Flow Information:
Cash Paid For Interest	$35	$1,941

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Property and Equipment included in Accounts Payable	$358	$360
Increase in Capital Lease Obligation for Property and Equipment	$113	$—

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, $ in thousands)

1.                      ORGANIZATION

Organization

On April 12, 2006, Palace Entertainment Holdings, Inc. (the “Company”), a Delaware corporation, acquired Festival Fun Parks, LLC (“FFP”).  The Company is a 100% owned subsidiary of Palace Holdings Group, LLC (“Holdings”), which is primarily owned by MidOcean Partners, LP (“MidOcean Partners”), a New York and London based private equity firm.  FFP is a Delaware limited liability company formed on June 23, 1998, with Palace Entertainment, Inc. (“PAL”) being the sole member prior to the acquisition. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”).

On March 8, 2007, the Company purchased certain water park assets located in Sacramento, California from Premier Waterworld Sacramento, Inc. (“Premier”), an affiliate of Six Flags Theme Parks, Inc., and the lease between Premier and the State of California was assigned to the Company.  The Company is renaming the WP Raging Waters Sacramento.

At March 31, 2007, the Company owned and operated 33 FECs and WPs (“Parks”). Of the 33 Parks owned at March 31, 2007, seventeen are located in California, five are located in Florida, four are located in Texas, and two each are located in Georgia and New York, and one in North Carolina, New Jersey, and New Hampshire. Revenue earned from the Parks located in California represents approximately 52%, in the aggregate, of the Company’s revenues for the three month period ended March 31, 2007 and 2006. Nine of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature theme park. The other 23 FECs generally feature such attractions as miniature golf, batting cages, kiddy parks, go-carts, and video arcades.

For financial reporting purposes, the Company uses a 52- or 53-week fiscal year. The fiscal periods presented, which ended April 1, 2007 and April 2, 2006, comprised of 13 weeks, or one quarter of the fiscal year. The fiscal period ends on the Sunday nearest to March 31. For simplicity of presentation, the Company refers to the 13-week period as ended on March 31.

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

The acquisition of FFP by the Company (“Acquisition”) (See Footnote 3) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No.141, Business Combinations.  The purchase price has been “pushed-down” and allocated to the assets and liabilities of FFP.  Accordingly, the post-acquisition Condensed Consolidated Financial Statements reflect a new basis of accounting.  The Company’s Condensed Consolidated Statements of Operations and Cash Flows for the three month period ended March 31, 2006 reflect the operations of the Company prior to the Acquisition.

We prepared the accompanying Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information reflects the required adjustments that in the opinion of the Company’s management are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim period presented.

The accompanying unaudited condensed consolidated financial statements of our company, Palace Entertainment Holdings, Inc., have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s annual report on Form 10K for the fiscal year ended December 31, 2006.  The results of operations for the three month period ended March 31, 2007 are not indicative of the expected full year results.  Our WP operations contribute a significant amount of the Company’s annual revenue from May through Labor Day each year while certain expenses are incurred year round.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated lives:

Life
Buildings and leasehold improvements	20–38 years
Land improvements	7–10 years
Equipment and fixtures	1–10 years
Rides and attractions	5–15 years
Games	1–3 years

Property and equipment include assets recorded under capital leases presented with the comparable categories for owned assets. The charge to income resulting from amortization of assets recorded under capital leases is included in depreciation expense in the Condensed Consolidated Statement of Operations. Leasehold improvements are amortized over the shorter of the lease term or their useful lives.

Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized.

Long-Lived Assets

Long-lived assets are carried at cost less accumulated depreciation. Long-lived assets are evaluated for potential impairment in accordance with SFAS No. 144 (“SFAS No. 144”) Accounting for Impairment or Disposal of Long Lived Assets at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. The Company estimates the fair value using available market information or other industry valuation techniques, such as present-value calculations. The Company has recorded no impairment losses for the three month period ended March 31, 2007 and 2006. In conjunction with the purchase of the Company long-lived assets were revalued at fair market value. (See Footnote 3)

Goodwill

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value-based test prescribed by SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires the Company to identify reporting units and to determine estimates of the fair value of the Company’s reporting units as of the date of the test for impairment. The goodwill impairment test is a two-step process. First, the fair value of the reporting unit is compared with its carrying value including goodwill. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is to be recorded to the extent that the carrying value of the goodwill exceeds its implied fair value. The second step determines the fair value of a reporting unit for the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.  The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We evaluate goodwill on a separate reporting unit basis to assess recoverability and impairment, if any, are recognized in earnings. Goodwill was allocated to our reporting units based on the original purchase price allocation.

The Company recorded no goodwill impairment losses for the three month period ended March 31, 2007 and 2006.

Intangibles

Trademarks are amortized over their estimated useful lives of 20 years and property leases are amortized over the terms of the related leases.  The amortization expense relating to trademarks recorded for the three month period ended March 31, 2007 was $167.

Financing Costs

Financing costs, which are included in other assets, are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the respective loan agreements. At March 31, 2007 and December 31, 2006, deferred financing costs were $5,138 and $5,331, respectively, net of accumulated amortization of $746 and $553, respectively. Amortization of deferred financing costs for the three month period March 31, 2007 and March 31, 2006 was $193 and $720, respectively.  All debt outstanding as of the Acquisition date was repaid and the related discounts were written off. Additionally, discount on loans is being amortized using the effective interest method over the term of the respective loan agreement.

Stock-Based Compensation

The former parent of the Company issued stock options to the Company’s employees in 2002. Outstanding options and the related potential compensation amounts were immaterial, and were terminated in April 2006 in connection with the sale of the Company. Following the acquisition, Holdings adopted a new stock compensation plan and the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for the incentive units granted during the quarter. All awards granted, modified, or settled after the date of adoption will be accounted for using the measurement, recognition, and attribution provisions of SFAS No.123(R). Under the fair value recognition provision of this statement, share based compensation costs are measured at the grant date based upon the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite period that is the vesting period.  See Footnote 9 for a further description of the plan.

Revenue Recognition

The Company recognizes revenue net of sales tax at the point of sale to a customer or over the period that receives the benefit.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At various times during the three months ended March 31, 2007 and 2006, the Company maintained cash balances in its general cash accounts in excess of Federal Deposit Insurance Corporation insurable limits; however, the Company places its cash with high credit quality financial institutions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the relatively short maturities of such instruments. For the fair value of long-term debt, see Footnote 7.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 are effective for reporting periods beginning after December 15, 2006.  The Company adopted the provisions of FIN No. 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN No. 48.

In July 2006, the FASB issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  This EITF becomes effective for reporting periods beginning after December 15, 2006. The Company has adopted EITF 06-3 and the Condensed Consolidated financial statements conform to its requirements. The Company’s policy is to present the taxes collected from the customers and remitted to governmental authorities on a net basis.

3.                                      ACQUISITION

In accordance with a definitive agreement dated February 21, 2006, the Company acquired FFP on April 12, 2006.  The aggregate purchase price of $212,175 was primarily funded by the $53,500 equity contribution by Holdings, issuance of $150,000 in aggregate principal amount of 10 7/8% Senior Notes (“Notes”) due in 2014 and a draw of $12,000 against the Company’s senior secured revolving credit facility (“Revolver”) (See Footnote 6).   Proceeds from the issuance of the Notes was used to payoff all outstanding term debt in the amount of $173,177 as of April 12, 2006, less the remaining capital lease obligations of $1,635, to pay transaction related fees and costs, and to fund initial working capital for the Company.

The final aggregate purchase price allocation is reflected on the accompanying condensed consolidated balance sheet as of March 31, 2007 and there was no change in the purchase price allocation from December 31, 2006.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 12, 2006 based upon management’s estimates and with the support of an independent appraiser.

Current assets	$7,303
Property and equipment – net	118,963
Goodwill	86,504
Other intangible assets – net	19,674
Other assets – net	6,395
Current liabilities	(18,569)
Other long term liabilities	(8,095)
Allocated purchase price, including related acquisition costs	$212,175

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

The following condensed consolidated pro forma income statement information covers the three month period ended March 31, 2006.  The pro forma adjustments reflect the purchase of the Company, the extinguishment of the prior debt and its replacement with the Notes and the revolver.  The pro-forma also adjusts interest expense based upon the terms of the agreements governing the Notes and the revolver.  The financial information below also substitutes the Windward management fee with the MidOcean Partners advisory fee and adjusts for the effect of the directors/officers and representations/warranties insurance policies issued in connection with the sale transaction.

We have also adjusted depreciation and amortization for property and equipment, trademarks and leases based on the purchase price allocation.

Palace Entertainment Holdings Inc.

Consolidated and Condensed Proforma Income Statement

Three Month Period Ended March 31, 2006

(Unaudited)

March 31, 2006

REVENUES – NET	$20,796

LOSS FROM CONTINUING OPERATIONS	(15,771)

NET LOSS	$(15,771)

On a pro-forma basis for the three months ended March 31, 2006, the Company had no tax expense and a 0% effective tax rate due to the net losses and full valuation reserves on a proforma basis.

On March 8, 2007, the Company purchased certain water park assets located in Sacramento, California from Premier.  The asset purchase was recorded at its fair value for a cash amount of $950.  The Company did not record any intangible assets, trademarks or other assets.    In addition, there were no liabilities assumed as a result of the transaction.   The majority of the assets purchased relate to rides and attractions and were recorded to property and equipment at fair value.

4.                                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2007	2006

Prepaid insurance	$963	$1,261
Prepaid rent	1,098	1,090
Accounts Receivable	625	780
Income Tax Receivable	560	560
Other current assets	1,607	1,625

Total	$4,853	$5,316

5.                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31	December 31
	2007	2006

Land	$158	$158
Buildings and leasehold improvements	56,693	56,338
Equipment and fixtures	14,587	14,234
Games	3,987	3,772
Rides and attractions	53,468	51,476

Total	128,893	125,978

Less accumulated depreciation and amortization	16,991	12,439

Add construction in progress	2,671	611

Total	$114,573	$114,150

6.                      OTHER INTANGIBLE ASSETS - NET

The following are the gross carrying amounts and accumulated amortization of the other intangible assets as of March 31, 2007 and December 31, 2006:

March 31, 2007

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Other intangible assets
Trademarks	$13,328	$643	$12,685
Property leases advantage	6,346	223	6,123
Total	$19,674	$866	$18,808

December 31, 2006

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Other intangible assets
Trademarks	$13,328	$476	$12,852
Property leases advantage	6,346	166	6,180
Total	$19,674	$642	$19,032

The future amortization on trademarks and property leases advantage as of March 31, 2007 are as follows:

Year Ending		Property
December 31,	Trademarks	Leases Advantage	Total

2007 (9 months)	$500	$173	$673

2008	666	231	897

2009	666	231	897

2010	666	231	897

2011	666	231	897

Thereafter	9,521	5,026	14,547

Total	$12,685	$6,123	$18,808

The amortization of trademarks is recorded to amortization expense.   However, the amortization of property leases advantage is recorded as additional rent expense in order to normalize rent expense.

The amortization of property lease disadvantage is recorded as an offset to rent expense. The amortization relating to property leases disadvantage for the three month period ended March 31, 2007 was $35. The future amortization of property leases disadvantage recorded in other long term liabilities as of March 31, 2007 is as follows:

Year Ending	Poperty Leases
December 31,	Disadvantage

2007 (9 months)	$(106)

2008	(141)

2009	(141)

2010	(141)

2011	(141)

Thereafter	(3,121)

Total	$(3,791)

7.                                      LONG-TERM DEBT

Long-term debt at March 31, 2007 and December 31, 2006 consists of the following:

	March 31	December 31
	2007	2006

10 7/8% Senior Notes (1)	$150,000	$150,000
Revolving line of credit - GE Capital (2)	7,250
Capital lease obligations (3)	962	856

Total	158,212	150,856

Less current portion (capital lease obligation)	876	848

Total long-term debt	$157,336	$150,008

(1)                                 10 7/8% Senior Notes

In connection with the Acquisition, FFP issued its 10 7/8% Senior Notes, Series A, due April 12, 2014, which are fully and unconditionally guaranteed by the Company.  Interest is payable in semi-annual installments on October 15 and April 15 of each successive year.  The first payment was made on October 16, 2006 and the second payment was made on April 16, 2007.  The fair value of the Notes were $154,500 and $151,500 as of March 31, 2007 and December 31, 2006, respectively.  The Company was in compliance with its covenant requirements as of March 31, 2007.

(2)                                 Revolving line of credit – GE Capital

Revolving line of credit up to a maximum of $40,000, maturing no later than April 12, 2012.  Interest is payable periodically at the prime rate plus a margin of 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 2.75% based upon the Company’s election.  The outstanding balance was $7,250 which had a weighted average interest rate of 8.14% as of March 31, 2007.  The margin can vary based on the Company’s debt to earnings ratio.  Under this revolving line of credit, the Company had certain letters of credit outstanding to secure its workers compensation and general liability insurance policies.  Letters of credit outstanding at March 31, 2007 and December 31, 2006 was $4,325.  The fair value of the outstanding balance on the revolver approximates its carrying value.

The revolving credit facility is secured by substantially all of the Company’s assets.   The Company was in compliance with its covenant requirements as of March 31, 2007.

(3)                                 Capital Lease Obligations

Capital lease obligations secured by applicable equipment with a net book value of $676 and $648 at March 31, 2007 and December 31, 2006, respectively, payable in periodic installments.

8.                                      RELATED-PARTY TRANSACTIONS

A professional services agreement was in effect between the Company and MidOcean Partners as of March 31, 2007. The agreement provides for quarterly payments of $250. These fees are made quarterly and included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.  The term of this agreement is through April 12, 2016. Additionally, MidOcean Partners is entitled to reimbursement of expenses. As of March 31, 2007 and December 31, 2006, the Company had a prepaid balance of $81 relating to the services agreement.

9.                                      STOCK COMPENSATION PLANS

The former parent of the Company issued stock options to Company employees in 2002.  Outstanding options and the related potential compensation were immaterial and were terminated as of April 12, 2006 pursuant to the sale of FFP.

Holdings has adopted a share-based compensation plan for certain management employees and directors of the Company. The Company has accounted for the fair value of these grants under this Plan in accordance with SFAS No. 123(R).   Holdings issued grants in March 2007 and June 2006.

Under the Incentive Equity Unit Plan, Holdings may grant incentive units (“grants”) to selected management personnel and directors of the Company. Units are granted at the discretion of the Board of Directors. The Class B units vest in equal 1/20th amounts at the end of each full quarter following the grant date and the Class C units fully vest at the date of the grant. Vesting on the Class B units is accelerated in the event of a liquidating event, such as; the approved sale of the Company, including merger or consolidation as well as the sale of publicly traded securities of the Company. The accelerated vesting is subject to the achievement of specified internal rate of return and return on investment hurdles based on MidOcean Partners’ initial investment. Should those hurdles not be met at the time of the liquidating event, the shares will continue to vest quarterly over the rest of the original five year service period, with the exception of the B-2 units which will be forfeited on the date of the liquidating event if the hurdles are not met.

The Board of Directors at its sole discretion may repurchase the vested portion of the incentive units from terminated employees under certain conditions at the fair market value for the units.  In March 2005, the SEC issued SAB No. 107 Share Based Payments, which provides guidance on the implementation of SFAS No. 123(R). The Company applied the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

The volatility assumption used by the Company of 30.23% and 41.01% for the March 2007 and June 2006 grants, respectively, was determined by weighting the volatility of public companies with comparable business lines and product lines because the Company does not have historical stock prices for direct comparison. The volatility weighting was based on the implied volatility, the most recent 1-year volatility, and the median of the rolling 5-year volatilities. The risk-free interest rate of 4.5% and 4.9% for the March 2007 and June 2006 grants, respectively, that was used in the Monte Carlo Simulation model is based on the risk free rate of return that is equal to the yield of a five-year zero-coupon U.S. Treasury note as of March 2007 and June 2006 for the March 2007 and June 2006 grants, respectively. Management uses an expected dividend yield of zero for the March 2007 and June 2006 grants in the Monte Carlo Simulation model, as it has no intention to pay any cash dividends in the foreseeable future. SFAS No. 123(R) requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses an estimated forfeiture rate based on the weighted average of different scenarios as historical data is not available and records stock-based compensation expense only for those awards that are expected to vest. A discount has also been calculated into the fair value of the units to account for the market requirement inherent in the units.

The compensation cost that has been charged against income for that Plan was $85 for the three months ended March 31, 2007. As of March 31, 2007, there was $2,937 of total unrecognized compensation cost related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 4.7 years. Based on currently outstanding equity incentive units, total stock-based compensation expense for fiscal year 2007 is expected to be approximately $569.

A summary of the units granted during the period and outstanding as of March 31, 2007 is presented below:

Amounts are reported in whole numbers below

		Weighted		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average	Number	Average
	of units	Fair Value	of units	Fair Value	of units	Fair Value	of Units	Fair Value
	B1		B2		B3		C

Equity incentive units outstanding at January 1, 2007	3,673	$482	6,122	$308	2,449	$201	415	$1,000
Granted	2,428	$414	4,047	$193	1,619	$82	—	—
Repurchased	(257)	$482	(428)	$308	(171)	$201	—	—
Forfeited	(2,314)	$482	(3,857)	$308	(1,543)	$201	—	—
Equity incentive units outstanding at March 31, 2007	3,530	$435	5,884	$229	2,354	$119	415	$1,000

Vested Number of Units as of March 31, 2007	165		275		110		415
Unvested Number of Units as of March 31, 2007	3,365		5,609		2,244		0

10.                               COMMITMENTS AND CONTINGENCIES

Lease Expense

As of March 31, 2007, the Company leases the land for all 33 Parks. Of the 33 Parks, 30 lease the land from third parties under noncancelable operating leases that expire on various dates through 2041 and two lease the land from third parties under operating leases with a termination option by the respective landlords. The ground leases for certain of the Parks require the Company to pay minimum monthly or annual rentals, which are adjusted periodically based on changes in the Consumer Price Index or a percentage of sales method. The ground leases for certain of the Parks require monthly rentals based on a percentage of gross revenues derived from the operations of the premises, as defined. In addition, the ground leases require the payment of property taxes and certain leases require the payment of common area expenses. Certain of the leases provide the Company with options to renew for various periods of time. In addition, certain of the leases provide the Company with options to purchase the leased premises in accordance with the terms of those lease agreements, and certain other leases provide the Company with the right of first refusal in the event that the lessors decide to sell the land during the term of the leases.

In addition, the Company leases its corporate office facilities from an unaffiliated third party under a non-cancelable operating lease, which expires in 2009.

For the three month period ended March 31, 2007 and 2006, rent expense charged to cost of revenue in the Condensed Consolidated Statement of Operations, excluding property taxes, amounted to $3,641 and $3,667, respectively.

The future minimum lease payments required under noncancelable Park leases and office leases as of March 31, 2007, are as follows:

Year Ending
December 31,	Park Leases	Corporate Office Lease

2007 (9 months)	$9,942	$312
2008	13,360	426
2009	13,281	—
2010	12,879	—
2011	13,054	—
Thereafter	218,732	—
Total	$281,248	$738

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company and MidOcean Partners have been named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortuous interference with such agreement in connection with the Acquisition.  The agreement at issue is between two individuals and a company that are separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”), asserts five claims in his Amended Complaint dated January 5, 2007.  Crowley purports to hold the Company responsible for the alleged breach of finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”). Crowley claims that the Company is the successor in interest to VisionMaker.  As such, although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company has filed a motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

11.                               INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns.   The Company uses the estimated effective tax rate for the year to determine the provision for income taxes for interim periods.  The Company recorded an income tax benefit of $5,530 for the three months ended March 31, 2007.  The Company has recorded no valuation allowance.  The Company believes it is more likely than not that the tax benefit will be used in subsequent periods when profitability is expected due to the seasonality of the business.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN No. 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to state tax and non-deductible expenses.

12.                               SEGMENT INFORMATION DISCLOSURE

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

Goodwill for WPs and FECs was $51,902 and $34,602 respectively, as of March 31, 2007 and December 31, 2006.

SEGMENT DATA:

Successor

For the three month period ended March 31, 2007

		Segment Loss
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital
	Net	and Amortization	Amortization	Expenditures

FEC	$18,597	$2,897	$2,724	$1,595
WP	2,936	(6,209)	1,610	3,407

Total Operations	21,533	(3,312)	4,334	5,002
Corporate			390	5

Total	$21,533		$4,724	$5,007

Reconciliation to Net Loss:

Corporate Expenses		(3,770)
Interest Expense - Net		(4,415)
Depreciation and Amortization		(4,724)
Gain on disposal of assets		40
Income tax benefit		5,530
Net Loss		$(10,651)

SEGMENT DATA:

Predecessor

For the three month period ended March 31, 2006

		Segment Earnings (Loss)
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital
	Net	and Amortization	Amortization	Expenditures

FEC	$17,104	$1,623	$1,901	$1,072
WP	3,692	(5,134)	2,136	2,659

Total Operations	20,796	(3,511)	4,037	3,731
Corporate			142	47

Total	$20,796		$4,179	$3,778

Reconciliation to Net Loss:

Corporate Expenses		(2,778)
Interest expense - net		(6,004)
Depreciation and Amortization		(4,179)
Income tax benefit		—
Net Loss		$(16,472)

13.                               SEPARATE FINANCIAL INFORMATION OF SUSIDIARY GUARANTORS OF INDEBTEDNESS

As described in Footnotes 3 and 7 above, FFP issued $150,000 in aggregate principal amount of 10 7/8% Senior Notes, Series A, due in 2014.  The Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.  The following disclosures reflect the Company’s condensed consolidated financial information for the periods presented.  The Condensed Consolidated financial information for the Company and the Company’s guarantor subsidiaries for the periods presented as outlined below have been prepared from the books and records maintained by the Company and the guarantor subsidiaries.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Company and the guarantor subsidiaries operated as independent entities.  All intercompany amounts included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to / due from related companies will exist at any time.

Palace Entertainment Holdings, Inc.

Condensed Consolidated Balance Sheet as of March 31, 2007 ( in thousands)

			Combined
		Festival Fun	Guarantor		Holdings
	Holdings	Parks	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$2,453	$124	$—	$2,577
Inventories		1,052	1,296		2,348
Prepaid Expenses and Other Current Assets		4,310	543		4,853
Deferred Income Taxes		7,258	0		7,258
Total Current Assets		15,073	1,963		17,036

PROPERTY AND EQUIPMENT-NET		55,428	59,145		114,573
GOODWILL		86,504	—		86,504
INTANGIBLE ASSETS - Net		11,598	7,210		18,808
OTHER ASSETS-NET		6,434	142		6,576
DUE FROM SUBSIDIARIES		61,347		(61,347)
INVESTMENT IN SUBSIDIARIES	48,129	4,422		(52,551)	0
TOTAL	$48,129	$240,806	$68,460	$(113,898)	$243,497

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$—	$3,770	$—	$—	$3,770
Accrued Interest		7,694	—		7,694
Accrued Wages and Payroll Taxes		2,212	0		2,212
Other accrued liabilities		11,179	254		11,433
Unearned Revenue		568	1,599		2,167
Current portion of long term debt		38	838		876
Total Current Liabilities		25,461	2,691		28,152

LONG TERM DEBT-Less Current Portion		157,336	0		157,336
DEFERRED INCOME TAXES		2,588	0		2,588
OTHER LONG TERM LIABILITIES		7,292	0		7,292
Total Liabilities		192,677	2,691		195,368

DUE TO PARENT			61,347	(61,347)	0
SHAREHOLDER'S EQUITY	48,129	48,129	4,422	(52,551)	48,129
TOTAL	$48,129	$240,806	$68,460	$(113,898)	$243,497

Palace Entertainment Holdings, Inc.

Condensed Consolidated Balance Sheet As Of December 31, 2006 ( in thousands)

			Combined
		Festival	Guarantor		Holdings
	Holdings	Fun Parks	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,966	$124	$—	$2,090
Inventories		896	1,228		2,124
Prepaid Expenses and Other Current Assets		4,538	778		5,316
Deferred Income Taxes		1,171	0		1,171
Total Current Assets		8,571	2,130		10,701

PROPERTY AND EQUIPMENT-NET		54,309	59,841		114,150
GOODWILL		86,504	—		86,504
OTHER INTANGIBLE ASSETS - Net		11,734	7,298		19,032
OTHER ASSETS-NET		7,163	144		7,307
DUE FROM SUBSIDAIREIS		57,340		(57,340)
INVESTMENT IN SUBSIDIARIES	58,195	9,523		(67,718)	—
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$—	$1,791	$—	$—	$1,791
Accrued Interest		3,518	—		3,518
Accrued Wages and Payroll Taxes		2,513	—		2,513
Other accrued liabilities		9,640	530		10,170
Unearned Revenue		141	1,182		1,323
Current portion of long term debt		11	837		848
Total Current Liabilities		17,614	2,549		20,163

LONG TERM DEBT-Less Current Portion		150,007	1		150,008
DEFERRED INCOME TAXES		2,032	0		2,032
DUE TO PARENT			57,340	(57,340)	—
OTHER LONG TERM LIABILITIES		7,296	0		7,296
Total Liabilities		176,949	59,890	(57,340)	179,499

SHAREHOLDER'S EQUITY	58,195	58,195	9,523	(67,718)	58,195
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations For The Three Months Ended March 31, 2007 ( in thousands)

			Combined
		Festival	Guarantor		Holdings
	Holdings	Fun Parks	Subsidiaries	Eliminations	Consolidated
REVENUES - net	$—	$16,966	$4,567	$—	$21,533

OPERATING COSTS AND EXPENSES
Cost of revenue		16,387	7,342		23,729
Selling, general and administrative		4,279	607		4,886
Depreciation and amortization		3,005	1,719		4,724
Gain on disposal of assets		(40)	—		(40)
Total operating costs and expenses	—	23,631	9,668	—	33,299

OPERATING LOSS	—	(6,665)	(5,101)	—	(11,766)

Equity loss in earnings of subsidiaries	(16,181)	(5,101)	—	21,282	—

OTHER EXPENSE
Interest expense - net	—	4,415	—	—	4,415

Loss from operations before income taxes	(16,181)	(16,181)	(5,101)	21,282	(16,181)

Income tax benefit	(5,530)		—	—	(5,530)

Net loss	$(10,651)	$(16,181)	$(5,101)	$21,282	$(10,651)

Predecessor

Festival Fun Parks LLC

Condensed Consolidated Statement of Operations

For The Three Months Ended March 31, 2006 ( in thousands )

		Combined
	Festival Fun	Guarantor
	Parks	Subsidiaries	Eliminations	FFP Consolidated

REVENUES - net	$15,722	$5,074	$—	$20,796

OPERATING COSTS AND EXPENSES
Cost of revenue	16,013	7,261		23,274
Selling, general and administrative	2,780	1,031		3,811
Depreciation and amortization	2,493	1,686		4,179
Gain on disposal of assets
Total operating costs and expenses	21,286	9,978		31,264

OPERATING LOSS	(5,564)	(4,904)	—	(10,468)

Equity loss in earnings of subsidiaries	(4,904)	—	4,904	—

OTHER EXPENSE
Interest expense - net	6,004	—		6,004

Loss from operations before income taxes	(16,472)	(4,904)	4,904	(16,472)

Net loss	$(16,472)	$(4,904)	$4,904	$(16,472)

SUCCESSOR

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007  ( in thousands)

			Combined
		Festival Fun	Guarantor		Holdings
	Holdings	Parks	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,651)	$(16,181)	$(5,101)	$21,282	$(10,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		3,005	1,719		4,724
Equity in earnings of subsidiaries	16,181	5,101		(21,282)
Gain on disposition		(40)			(40)
Amortization of deferred financing costs and discount accretion		193			193
Share based compensation		85			85
Deferred rent expense		59			59
Deferred income tax	(5,530)				(5,530)

Changes in net operating assets and liabilities:
Inventories		(156)	(68)		(224)
Prepaid expenses and other current assets		244	235		479
Other assets		521	2		523
Accounts payable		1,883	—		1,883
Accrued interest		4,177	—		4,177
Accrued wages and payroll taxes		(301)	—		(301)
Other accrued liabilities		1,532	(276)		1,256
Unearned revenue		427	417		844
Other long-term liabilities		(6)	—		(6)

Net cash used by operating activities	(0)	543	(3,072)	(0)	(2,529)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment		(3,765)	(1,034)		(4,799)
Proceeds from disposal of assets		72			72
Net cash used in investing activities	—	(3,693)	(1,034)	—	(4,727)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	500				500
Proceeds from issuance of long-term debt	7,250				7,250
Advances to related party	(7,750)	3,643		4,107
Advances from related party			4,107	(4,107)
Payments on capital leases		(6)	(1)		(7)

Net cash provided by financing activities	—	3,637	4,106	—	7,743

NET DECREASE IN CASH AND CASH EQUIVALENTS	(0)	487	0	(0)	487
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,966	124		2,090
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$2,453	$124	$—	$2,577

Predecessor

Festival Fun Parks LLC

Consolidated Statement of Cash Flows

For the three month period ended Mach 31, 2006 (in thousands)

		Combined
	Festival Fun	Guarantor		FFP
	Parks	Subsidiaries	Elimination	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(16,472)	$(4,904)	$4,904	$(16,472)
Depreciation and Amortization	2,493	1,686		4,179
Equity in Earnings of Subsidiaries	4,904		(4,904)
Amortization of Deferred financing costs	720			720
Financed Interest payments	3,386			3,386
Deferred Rent expense	51			51

Changes in Net Operating Assets and Liabilities:
Inventories	(54)	(50)		(104)
Prepaid Expenses and Other Current Assets	516	(74)		442
Other Assets	8			8
Accounts Payable	(133)			(133)
Accrued Interest	(11)			(11)
Accrued Wages and Payroll Taxes	(61)			(61)
Unearned Revenue	367	(2)		365
Other Accrued Liabilities	(782)			(782)
Net Cash Used by Operating Activities	(5,068)	(3,344)		(8,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(721)	(2,682)		(3,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of debt	13,100			13,100
Distribution to Members	(56)			(56)
Advances to related company	(6,027)		6,027
Advances from related company		6,027	(6,027)
Payments on Long-term Debt	(842)	0		(842)
Payments on Capital Leases		(2)		(2)
Net Cash Provided by Financing Activities	6,175	6,025		12,200

NET INCREASE (DECREASE) IN CASH	386	(1)		385

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	5,125	115		5,240

CASH AND EQUIVALENTS - END OF PERIOD	$5,511	$114	$—	$5,625

14.         SUBSEQUENT EVENTS

Effective May 1, 2007, the Company appointed Cynthia Kellogg as Senior Vice President and Chief Financial Officer.

Effective May 1, 2007, James A. Burk, who formerly served as Chief Financial Officer, has agreed to remain with the Company as Chief Accounting Officer on an interim basis in order to assist with the transition, serving at the discretion of the Chief Executive Officer in this capacity for a period ending not later than June 30, 2007.  Pursuant to the terms of Mr. Burk’s separation agreement, when his tenure as Chief Accounting Officer ends he will receive 14 months of severance benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the largest operators of water parks (“WPs”) and family entertainment centers (“FECs”) in the United States, based on the number of Parks operated. As of March 31, 2007, we operated a geographically diverse portfolio of 33 Parks in eight states with an attendance that we estimate to be in excess of 10 million guests in 2007. Each of our Parks is a well-established business with a long operating history, with our WPs and our FECs having been in operation for an average of over 24 years and 19 years, respectively. We operate our Parks under several established brand names such as Wet ’N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs® and Boomers!®.

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

Our business is concentrated geographically and by the size of our Parks. Seventeen of our Parks are located in California and accounted for 52% of our revenue for the three month period ended March 31, 2007.

Comparison of Three Months Ended March 31, 2007 and 2006

Our combined net loss was $10.6 million and $16.5 million for the three month period ended March 31, 2007 and 2006, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(Dollars in thousands)

Statement of operations:

Revenues
FECs	$18,597	$17,104
WPs	2,936	3,692
Total revenues	21,533	20,796
Operating costs and expenses
Cost of revenues	23,729	23,274
% of revenues	110.2%	111.9%
Selling, general and administrative	4,886	3,811
% of revenues	22.7%	18.3%
Depreciation and amortization	4,724	4.179
Gain on disposal of assets	(40)	—
Total operating costs and expenses	33,299	31,264
Operating loss	(11,766)	(10,468)
Interest expense, net	4,415	6,004
Net loss from operations	(16,181)	(16,472)
Income tax benefit	(5,530)	—

Net loss	$(10,651)	$(16,472)

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net Income (loss) of the segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	For the three months ended		For the three months ended
	March 31,		March 31,
	WPs		FECs
	2007	2006	2007	2006

Revenues, net	$2,936	$3,692	$18,597	$17,104
Segment-level net income (loss) (1)	(7,819)	(7,270)	173	(278)
Segment-level capital expenditures	3,407	2,659	1,595	1,072

(1) Segment Information Disclosure, in the “Notes to the Condensed Consolidated Financial Statements” for the reconciliation between segment-level earnings (loss) and the Company’s net income (loss).

	Three months ended March 31,
WP operating data:	2007	2006

WP attendance	129,017	175,563

Revenue per guest	$22.75	$21.02

Three months ended March 31, 2007 and 2006

Revenue.  Revenue for the three months ended March 31, 2007 totaled $21.5 million compared to $20.8 million for the three months ended March 31, 2006, an increase of $0.7 million or 3.3%.  FEC revenues increased $1.49 million or 8.8% over the same period in 2006.  This was achieved despite unfavorable weather in Texas that adversely effected four FEC locations.  Good weather in California and the southeast locations combined with pricing initiatives implemented in 2006, increased capital spending in 2006 and early in 2007 and last year’s initiatives to improve the park appearances and the quality of the guest service contributed to this revenue increase.  Partial revenue increase can also be attributed to Easter break occurring earlier during 2007 versus 2006.  Offsetting the FEC revenue increase was a decrease in attendance and revenues at the Silver Springs nature park. A reduction in the number of concerts combined with a weaker concert lineup than in 2006 contributed to the revenue decrease.  In addition, a pricing increase in season passes adopted in late 2006 resulted in lower season pass sales adversely impacting attendance during the quarter.  In March 2007, the Company lowered the season pass prices which resulted in a $0.3 million increase in season pass sales for the month of March 2007 compared to the same period in 2006.

Cost of revenue.  Our park level operating expenses totaled $23.7 million for the three months ended March 31, 2007 compared to $23.3 million for the same period in 2006, an increase of $0.4 million or 1.7%. Operating expenses as a percentage of revenue, however, decreased from 111.9% in 2006 to 110.2%.  The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.05 million or 2.8% for the three month period ended March 31, 2007 compared to the same period in 2006 primarily due to revenue driven incremental food, beverage and merchandise costs. Food and beverage costs as a percentage of related revenues were consistent with the prior period.

 •               Salaries and benefits decreased $0.1 million or 1.4% for the three month period ended March 31, 2007 compared to the same period in 2006.  Rate increases attributable to the minimum wage increase as of January 1, 2007, were partially offset by salaried labor reductions and a reduction in hourly labor hours. In addition, accrued vacations costs were lower by $0.3 million as a result of the change in the Company’s vacation policy as of January 1, 2007 to accrue as earned instead of earning 100% entitlement as of the beginning of the year.

•                  Operating and maintenance costs increased $0.6  million or 8.8% for the three month period ended March 31, 2007 compared to the same period in 2006 primarily resulting from higher revenues, a $0.3 million increase in general liability self insurance reserve and $0.2 million increase in insurance premiums.

•                  Rent and property taxes decreased $0.1 million or 2% for the three month period ended March 31, 2007 compared to the same period in 2006 as a result of lower common area charges.   The improved liquidity of the Company allowed for earlier payments resulting in discounts on tax assessments.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $4.9 million for the three month period ended March 31, 2007 compared to $3.8 million for the same period in 2006, an increase of $1.1 million or 28.2%.  The increase was primarily driven by a $0.8 million increase in severance related costs associated with the corporate reorganization at the beginning of 2007 and increased professional audit and legal fees attributable to being a public company.

Depreciation and amortization.  Depreciation and amortization expenses increased $0.5 million or 13% for the three month period ended March 31, 2007 compared to the same period in 2006.   The increase was due to higher depreciation and amortization in 2007 as a result of increasing property and equipment and intangibles to fair market value and adjusting their economic useful lives in connection with the Acquisition.

Interest expense, net.  Interest expense, net totaled $4.4 million for the three month period ended March 31, 2007 compared to $6 million during the same period in 2006, a decrease of $1.6 million or 26.6%.  The decrease in interest expense was primarily due to the lower debt levels and lower interest rates that resulted from the new capital structure implemented at the time of the Acquisition.  The debt extinguishment fees relating to the loans repaid as of the Acquisition date were recorded to goodwill.

Income tax benefit.   The Company recorded an income tax benefit of $5,530 for the three month period ended March 31, 2007 compared to $0 for the three month period ended March 31, 2006, since the entity was not previously subject to taxes prior to the Acquisition.  The Company recorded an income tax benefit since it had loss from operations for the three month period ended March 31, 2007.  The Company has recorded no valuation allowance.  The Company believes it is more likely than not that the tax benefit will be used in subsequent periods when profitability is expected due to the seasonality of the business.

Liquidity and capital resources

During the three month period ended March 31, 2007 and 2006, net cash used by operating activities was $2.5 million and $8.4 million, respectively.  An increase in unearned revenues and favorable timing movements in the accounts payable and accrued    expenses accounted for the improved net use of cash in 2007.  Because our business is seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above.

Net cash used in investing activities was $4.7 million and $3.4 million for the three month period ended March 31, 2007 and 2006, respectively, primarily driven by increased purchases of property and equipment.

Net cash provided by financing activities for the three month period ended March 31, 2007 was $7.7 million compared to $12.2 million during the same period in 2006.    The net cash provided in 2007 was primarily driven by the proceeds received from our new senior secured revolving credit facility to fund working capital requirements.

In connection with the Acquisition, we incurred substantial amounts of debt, including amounts outstanding under the Notes and our senior secured revolving credit facility (“Revolver”). Interest payments on this indebtedness significantly reduce our cash flow from operations. However, as a result of the refinancing of our debt in connection with the Transactions from the proceeds of the Equity Contribution and the Notes, our annual interest expense has significantly decreased and we are no longer be subject to annual debt amortization payments.  As of March 31, 2007, the $150 million of Notes are outstanding and the principal is due April 12, 2014.  There were no interest payments paid or due during the three months ending, March 31, 2007 relating to our Notes.

Our senior secured revolving credit facility consists of a $40.0 million revolving credit facility. Due to the seasonal nature of our business, we are dependent upon our revolving credit facility to fund off-season expenses with seasonal borrowings typically peaking during our fiscal second quarter. Our ability to borrow under the revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change.   As of March 31, 2007, there was $7.2 million outstanding on our revolving credit facility and $4.3 million of issued but undrawn letters of credit.

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

Off balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the timing of our required payments due under various contractual obligations as of March 31, 2007:

	Less	One	Three
	than	Year	Years to
	One	to Three	Five
	Year	Years	Years	Thereafter	Total
	(in thousands)
As of March 31, 2007:
Long term Notes including interest	16,312	32,624	32,624	190,780	272,340
Revolver (1)	598	1,794	1,794	7,250	11,436
Capital lease obligations	876	86	—	—	962
Park and office leases (2)	10,254	27,067	25,933	218,732	281,986
Total	28,040	61,571	60,351	416,762	566,724

(1) The revolver principal balance of $7,250 is not contractually due until 2012.  The above reflects what amount of interest would be due if the principal balance is paid in 2012.  Since the interest rate is variable, the Company has assumed a variable interest rate of 8.25% per year.  The contractual due date does not indicate when the revolver is expected to be repaid.  Due to the seasonality of the business, the revolver balance will fluctuate throughout the year.

(2) Does not include annual rent escalations associated with the consumer price index or any percentage rent in excess of minimum levels.

Recently issued accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 are effective for reporting periods beginning after December 15, 2006.  The Company adopted the provisions of FIN No. 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN No. 48.

In July 2006, the FASB issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  This EITF becomes effective for reporting periods beginning after December 15, 2006. The Company has adopted EITF 06-3 and the Condensed Consolidated financial statements conform to its requirements. The Company’s policy is to present the taxes collected from the customers and remitted to governmental authorities on a net basis.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.  Our market risks relate primarily to changes in interest rates. Our new senior secured revolving credit facility carries floating interest rates that are tied to the LIBOR rate and the Prime rate and therefore, the consolidated financial statements will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses between $0 and $0.4 million annually, depending on the average carrying balance of the facility which could vary from $0 to $40 million. We historically have not engaged in interest rate hedging activities.

Currency Exchange Rates.  We are not exposed to currency exchange rate risks.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, until December 31, 2007, but has initiated significant efforts to further ensure the adequacy and effectiveness of its internal controls.  There were no material changes in the Company’s internal control over financial reporting during the first quarter.

PART II.
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of March 31, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.   The Company records reserves pursuant to Financial Accounting Standards Board Statement No 5, Accounting for Contingencies.

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

The Company and MidOcean Partners have been named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortuous interference with such agreement in connection with the Acquisition.  The agreement at issue is between two individuals and a company that are each separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”), asserts five claims in his Amended Complaint dated January 5, 2007.  Crowley purports to hold the Company responsible for the alleged breach of a finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”).  Crowley claims that the Company is the successor in interest to VisionMaker.  As such, although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company has filed a motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

Item 1A. RISK FACTORS

Risks related to our business

There have been no material changes from the Risk Factors disclosed under the heading in Part I, Item 1A  of our Annual Report on Form 10-K for the quarter ended March 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2007, Alexander Weber, Jr. purchased 500 membership units (Class A) of Holdings for $500,000 in cash.  Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to a sophisticated and accredited individual.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palace Entertainment Holdings, Inc.

/s/ Alexander Weber, Jr.
By: Alexander Weber, Jr.
Chief Executive Officer and President
(Principal Executive Officer)
Dated: May 14, 2007

Palace Entertainment Holdings, Inc.

/s/ James A. Burk
By: James A. Burk
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 14, 2007

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Restated Assignment Agreement, dated as of March 8, 2007, by and between Palace Entertainment Holdings, Inc. and California Exposition & State Fair.
10.2

Employment Agreement effective as of May 1, 2007, among Festival Fun Parks, LLC, Palace Entertainment Holdings, Inc. and Cynthia P. Kellogg (incorporated by reference to the Current Report on Form 8-K filed May 3, 2007, File No. 333-135091-12).*

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