Form 10-Q
period 2007-07-01
Palace Entertainment Holdings, Inc.
filed 2007-08-14
CIK 1364580

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 1, 2007

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

☐ Yes ☒ No

There were 100 shares of common stock with a par value of $0.01 per share outstanding as of July 1, 2007.

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

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(unaudited / in thousands except for per share amounts)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,932	$2,090
Inventories	3,481	2,124
Prepaid expenses and other current assets	5,399	5,316
Deferred income taxes	6,873	1,171

Total current assets	21,685	10,701

Property and equipment - net	115,689	114,150

Goodwill	86,504	86,504

Other intangible assets - net	18,583	19,032

Other assets - net	6,506	7,307

TOTAL	$248,967	$237,694

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$4,863	$1,791
Accrued interest	3,796	3,518
Accrued wages and payroll taxes	3,597	2,513
Other accrued liabilities	14,392	10,170
Unearned revenue	4,513	1,323
Current portion of long-term debt	707	848

Total current liabilities	31,868	20,163

Long-Term Debt - Less current portion	165,077	150,008
Deferred income taxes	3,142	2,032
Other long term liabilities	7,293	7,296

Total liabilities	207,380	179,499

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDER’S EQUITY
Common Stock, $.01 stated value, 1000 shares authorized, 100 shares issued and outstanding
Additional Paid-in Capital	54,887	54,633
Accumulated (deficit) earnings	(13,300)	3,562

Total Shareholder’s equity	41,587	58,195

TOTAL	$248,967	$237,694

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007 AND 2006
(unaudited / in thousands)

	Successor	Successor	Predecessor
	For the three	For the period	For the period
	month period ended	April 13 to June 30	April 1 to April 12
	June 30, 2007	2006	2006

REVENUES - net	$45,004	$39,462	$2,601

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	33,665	29,207	2,916
Selling, general and administrative	7,281	5,471	397
Depreciation and amortization	4,506	4,301	298
Loss on disposal of assets	5	—	—

Total operating costs and expenses	45,457	38,979	3,611

OPERATING (LOSS) INCOME	(453)	483	(1,010)

OTHER EXPENSE
Interest expense - net	4,747	4,154	671
Total other expense - net	4,747	4,154	671

LOSS FROM OPERATIONS	(5,200)	(3,671)	(1,681)
BEFORE INCOME TAXES

INCOME TAX PROVISION	1,011	44	—

NET LOSS	$(6,211)	$(3,715)	$(1,681)

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006
(unaudited / in thousands)

	Successor	Successor	Predecessor
	For the six	For the period	For the period
	month period ended	April 13 to June 30	January 1 to April 12
	June 30, 2007	2006	2006

REVENUES - net	$66,537	$39,462	$23,397

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	57,394	29,207	26,190
Selling, general and administrative	12,167	5,471	4,208
Depreciation and amortization	9,230	4,301	4,478
Gain on disposal of assets	(35)	—	—

Total operating costs and expenses	78,756	38,979	34,876

OPERATING (LOSS) INCOME	(12,219)	483	(11,479)

OTHER EXPENSE
Interest expense - net	9,162	4,154	6,674
Total other expense - net	9,162	4,154	6,674

LOSS FROM OPERATIONS	(21,381)	(3,671)	(18,153)
BEFORE INCOME TAXES

INCOME TAX (BENEFIT) PROVISION	(4,519)	44	—

NET LOSS	$(16,862)	$(3,715)	$(18,153)

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006
(unaudited / in thousands)

	Successor	Successor	Predecessor
	For the six	For the period	For the period
	month period ended	April 13 to June 30	January 1 to April 12
	June 30, 2007	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,862)	$(3,715)	$(18,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,230	4,300	4,478
Gain on disposal of assets	(35)
Amortization of deferred financing costs	385	163	796
Financed Interest Payments			3,515
Share based compensation	240	458
Deferred rent expense	118	134	36
Deferred income taxes	(4,592)

Changes in net operating assets and liabilities:
Inventories	(1,357)	(629)	(214)
Prepaid expenses and other current assets	(83)	(1,171)	1,105
Other assets	416	(118)	8
Accounts payable	3,067	317	1,160
Accrued interest	278	3,841	436
Accrued wages and payroll taxes	1,084	999	(167)
Other accrued liabilities	4,210	4,521	(1,347)
Unearned revenue	3,190	1,762	(6)
Other long-term liabilities	(6)	(88)	22

Net cash (used in) provided by operating activities	(717)	10,774	(8,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of Festival Fun Parks, LLC, net		(37,599)
Purchases of property and equipment	(10,350)	(3,356)	(3,951)
Proceeds from disposal of assets	72

Net cash used in investing activities	(10,278)	(40,955)	(3,951)

Issuance of common stock		54,260
Capital contribution	800
Return of capital	(786)	(500)
Proceeds from long-term debt	22,000	163,500	13,100
Payments on long-term debt	(7,000)	(180,095)	(767)
Payments for cost of financing		(5,575)
Payments on capital leases	(177)		(118)
Distributions to member			(57)

Net cash provided by financing activities	14,837	31,590	12,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,842	1,409	(124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,090	5,116	5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,932	$6,525	$5,116

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, Dollars in thousands)

1.                      ORGANIZATION

Organization

On April 12, 2006, Palace Entertainment Holdings, Inc. (the “Company”), a Delaware corporation, acquired Festival Fun Parks, LLC, a Delaware limited liability company (“FFP”).  The Company is a 100% owned subsidiary of Palace Holdings Group, LLC (“Holdings”), which is primarily owned by MidOcean Partners, LP (“MidOcean Partners”), a New York and London based private equity firm.  FFP was formed on June 23, 1998, with Palace Entertainment, Inc., a Delaware corporation (“PAL”), being the sole member prior to the acquisition. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”).

On March 8, 2007, the Company purchased certain water park assets located in Sacramento, California from Premier Waterworld Sacramento, Inc. (“Premier”), an affiliate of Six Flags Theme Parks, Inc., and the lease between Premier and the State of California was assigned to the Company.  The Company has renamed the WP Raging Waters Sacramento.

At June 30, 2007, the Company owned and operated 33 FECs and WPs (“Parks”). Of the 33 Parks owned at June 30, 2007, 17 are located in California, five are located in Florida, four are located in Texas, and two each are located in Georgia and New York, and one each is located in North Carolina, New Jersey, and New Hampshire. Revenue earned from the Parks located in California represents approximately 50% and 49%, in the aggregate, of the Company’s revenues for the six month period ended June 30, 2007 and 2006, respectively. Nine of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature theme park. The other 23 FECs generally feature such attractions as miniature golf, batting cages, children’s parks, go-carts, and video arcades.

For financial reporting purposes, the Company uses a 52- or 53-week fiscal year. The fiscal periods presented, which ended July 1, 2007 and July 2, 2006, consists of 26 weeks, or one half of the fiscal year. The fiscal period ends on the Sunday nearest to  June 30. For simplicity of presentation, we refer to the 26-week period as ended on June 30.

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information reflects the required adjustments that are of normal, recurring nature, and that in the opinion of our management are necessary for a fair presentation of the financial position of the Company, its results of operations and cash flows for the interim period presented.  They do not include all of the information and notes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s annual report on Form 10K for the fiscal year ended December 31, 2006.

The results of operations for the six month period ended June 30, 2007 are not indicative of the expected full year results.  Our WP operations contribute a significant amount of the Company’s annual revenue from May through Labor Day each year while certain expenses are incurred year round.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The acquisition of FFP by the Company (“Acquisition”) (See Footnote 3) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No.141 (“SFAS No. 141”), Business Combinations.  The purchase price has been allocated to the assets and liabilities of FFP based on their respective fair values.  Accordingly, the post-Acquisition Condensed Consolidated Financial Statements reflect all the necessary adjustments required by SFAS No. 141.

Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the following estimated lives:

Life
Buildings and leasehold improvements	20 - 38 years
Land improvements	7 - 10 years
Equipment and fixtures	1 - 10 years
Rides and attractions	5 - 15 years
Games	1 - 3 years

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

Long-Lived Assets

Long-lived assets are carried at cost less accumulated depreciation. Long-lived assets are evaluated for potential impairment in accordance with SFAS No. 144 (“SFAS No. 144”) Accounting for Impairment or Disposal of Long Lived Assets at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. The Company estimates the fair value using available market information or other industry valuation techniques, such as present-value calculations. The Company did not record any impairment charges for the three or six month periods ended June 30, 2007 and 2006. In conjunction with the Acquisition long-lived assets were revalued at fair market value. (See Footnote 3)

Goodwill

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value-based test prescribed by SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires the Company to identify reporting units and to determine estimates of the fair value of the Company’s reporting units as of the date of the test for impairment. The goodwill impairment test is a two-step process. First, the fair value of the reporting unit is compared with its carrying value including goodwill. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is to be recorded to the extent that the carrying value of the goodwill exceeds its implied fair value. The second step determines the fair value of a reporting unit for the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.  The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We evaluate goodwill on a separate reporting unit basis to assess recoverability and impairment, if any, are recognized in earnings. The Company has identified twenty reporting units.  Goodwill was allocated to our reporting units based on the final purchase price allocation.   We conducted our goodwill test during the second quarter of fiscal year 2007 and no goodwill impairment was identified in any of our reporting units.

The Company recorded no goodwill impairment losses for the three and six month period ended June 30, 2007 and 2006.

Other Intangibles Assets

Trademarks are amortized over their estimated useful lives of 20 years and property leases are amortized over the terms of the related leases. The amortization expense relating to trademarks recorded for the three month period ended June 30, 2007 and 2006 was $167 and $145, respectively.  The amortization expense relating to trademarks recorded for the six month period ended June 30, 2007 and 2006 was $333 and $145, respectively.

Other Assets

Financing costs, which are included in other assets, are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the respective loan agreements. At June 30, 2007 and December 31, 2006, deferred financing costs were $4,946 and $5,331, respectively, net of accumulated amortization of $939 and $553, respectively. All debt outstanding as of the Acquisition date was repaid and the related discounts were written off. Additionally, discount on loans was being amortized using the effective interest method over the term of the respective loan agreement.  As of June 30, 2007, the Company also had $318 of restricted cash, which is included in other assets, that must be used for capital expenditures.

Stock-Based Compensation

PAL, the former parent of FFP, issued stock options to the Company’s employees in 2002. Outstanding options and the related potential compensation amounts were immaterial, and were terminated in April 2006 in connection with the Acquisition. Following the Acquisition, Holdings adopted a new stock compensation plan and the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment” to account for the equity incentive units granted. All awards granted, modified, or settled after the date of adoption will be accounted for using the measurement, recognition, and attribution provisions of SFAS No.123(R). Under the fair value recognition provision of this statement, share based compensation costs are measured at the grant date based upon the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite period that is the vesting period.  See Footnote 9 for a further description of the plan.

Revenue Recognition

The Company recognizes revenue net of sales tax at the point of sale to a customer or over the period that receives the benefit.

Unearned Revenue

Certain Parks sell season tickets and annual passes. These sales are recorded as unearned revenue upon the sale of the tickets.  Revenue on season tickets and annual passes is recognized based on usage of the tickets and passes over the period of time they are valid.

Certain FECs sell play cards that do not expire and cannot be redeemed for cash.  These sales are recorded as unearned revenue upon the sale of the play cards .  The revenue on play cards is recognized based on their redemption at our attractions.   Based on our historical redemption patterns, the Company determines as breakage the expected unredeemed amount. The breakage income is recorded in revenue in the Company’s statement of operations based on actual redemption.

Other Accrued Liabilities

Other accrued liabilities consists of accrued property taxes, worker’s compensation and general liability self insurance reserve, accrued rent, accrued expenses, and other accrued liabilities.  At June 30, 2007 and December 31, 2006, the worker’s compensation and general liability self insurance reserve was $6,119 and $6,308, respectively, and accrued expenses were $4,203 and $1,385, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At various times during the six month period ended June 30, 2007 and 2006, the Company maintained cash balances in its general cash accounts in excess of Federal Deposit Insurance Corporation insurable limits; however, the Company places its cash with high credit quality financial institutions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the relatively short maturities of such instruments. For the fair value of long-term debt, see Footnote 7.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in the statement of operations. SFAS No. 159 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

In July 2006, the FASB issued Emerging Issues Task Forece (“EITF”) 06-3, (How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  The Company has adopted EITF 06-3 and the Condensed Consolidated financial statements conform to its requirements. The Company’s policy is to present the taxes collected from the customers and remitted to governmental authorities on a net basis.

3.                      ACQUISITION

In accordance with a definitive agreement dated February 21, 2006, the Company acquired FFP on April 12, 2006.  The aggregate purchase price of $212,175 was primarily funded by the $53,500 equity contribution by Holdings, issuance of $150,000 in aggregate principal amount of 10 7/8% Senior Notes (“Notes”) due in 2014 and a draw of $12,000 against the Company’s senior secured revolving credit facility (“Revolver”) (See Footnote 7).   Proceeds from the issuance of the Notes was used to pay off all outstanding term debt in the amount of $173,177 as of April 12, 2006, less the remaining capital lease obligations of $1,635, to pay transaction related fees and costs, and to fund initial working capital for the Company.

The final aggregate purchase price allocation is reflected on the accompanying condensed consolidated balance sheet as of June 30, 2007 and there was no change in the aggregate purchase price allocation from the consolidated balance sheet at December 31, 2006.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 12, 2006 based upon management’s estimates and with the support of an independent appraiser.

Current assets	$7,303
Property and equipment — net	118,963
Goodwill	86,504
Other intangible assets — net	19,674
Other assets — net	6,395
Current liabilities	(18,569)
Other long term liabilities	(8,095)
Allocated purchase price, including related acquisition costs	$212,175

The excess of the adjusted purchase price over the fair value of the net assets acquired or goodwill has been assigned to our reporting units and has been finalized.   The final goodwill assigned to our twenty reporting units has resulted in a reallocation of goodwill between the WP and FEC segments.   As of June 30, 2007, the final goodwill assigned to the WP and FEC segment is $60,238 and $26,266 respectively.  The final aggregate purchase price allocation and goodwill reflected on the accompanying condensed consolidated balance sheet at June 30, 2007 did not change from the amount reflected on the consolidated balance sheet at December 31, 2006.   The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS No.142, Goodwill and Other Intangible Assets.  For income tax purposes, the Company amortizes goodwill and other intangible assets.  A goodwill test was performed during the second quarter of  fiscal year 2007 and no goodwill impairment was identified.

The trademarks, which are included in other intangible assets, are being amortized using a 20-year useful life.  The intangible asset related to the property leases advantage and the deferred credit related to property leases disadvantage are being amortized over the related lease terms on straight-line basis over the individual remaining lease terms.

On March 8, 2007, the Company purchased certain water park assets located in Sacramento, California from Premier.  The Company has renamed the WP Raging Waters Sacramento.  The asset purchase was recorded at its fair value for a cash amount of $950.  The Company did not record any intangible assets, trademarks or other assets.    In addition, there were no liabilities assumed as a result of the transaction.   The majority of the assets purchased relate to rides and attractions and were recorded to property and equipment at fair value.

The following condensed consolidated pro forma income statement information includes the three and six month periods ended June 30, 2006.  The pro forma adjustments reflect the purchase of FFP, the extinguishment of the prior debt and its replacement with the Notes and the Revolver.  The pro-forma also adjusts interest expense based upon the terms of the agreements governing the Notes and the Revolver.  The financial information below also substitutes the MidOcean Partners advisory fee for the Windward management fee and adjusts for the effect of the directors/officers and representations/warranties insurance policies issued in connection with the sale transaction.  We have adjusted depreciation and amortization for property and equipment, trademarks and leases based on the purchase price allocation.

The Raging Waters Sacramento WP has also been included in the 2006 pro forma income statement and assumes the Park has been operating since January 1, 2006.

Palace Entertainment Holdings Inc.
Consolidated and Condensed Pro forma Income Statement
Three Month Period Ended June 30, 2006
(Unaudited)

June 30, 2006

REVENUES — NET	$43,138

LOSS FROM CONTINUING OPERATIONS	$(6,129)

NET LOSS	$(6,129)

Palace Entertainment Holdings Inc.
Consolidated and Condensed Pro forma Income Statement
Six Month Period Ended June 30, 2006
(Unaudited)

June 30, 2006

REVENUES — NET	$63,934

LOSS FROM CONTINUING OPERATIONS	$(21,817)

NET LOSS	$(21,817)

On a pro forma basis for the three and  six month period ended June 30, 2006, the Company had no tax expense and a 0% effective tax rate due to the net losses and full valuation reserves on a pro forma basis.

4.                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30	December 31
	2007	2006

Prepaid insurance	$589	$1,261
Prepaid rent	1,104	1,090
Accounts Receivable	1,511	780
Income Tax Receivable	560	560
Other current assets	1,635	1,625

Total	$5,399	$5,316

5.                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30	December 31
	2007	2006

Land	$158	$158
Buildings and leasehold improvements	57,963	56,338
Equipment and fixtures	17,065	14,234
Games	5,079	3,772
Rides and attractions	55,784	51,476

Total	136,049	125,978

Less accumulated depreciation and amortization	21,226	12,439

Add construction in progress	866	611

Total	$115,689	$114,150

6.                      OTHER INTANGIBLE ASSETS - NET

The following are the gross carrying amounts and accumulated amortization of the other intangible assets as of June 30, 2007 and December 31, 2006:

June 30, 2007

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Other intangible assets
Trademarks	$13,328	$810	$12,518
Property leases advantage	6,346	281	6,065
Total	$19,674	$1,091	$18,583

December 31, 2006

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Other intangible assets
Trademarks	$13,328	$476	$12,852
Property leases advantage	6,346	166	6,180
Total	$19,674	$642	$19,032

The future amortization on trademarks and property leases advantage as of June 30, 2007 are as follows:

Year Ending		Property Leases
December 31,	Trademarks	Advantage	Total

2007 (6 months)	$333	$116	$449

2008	666	231	897

2009	666	231	897

2010	666	231	897

2011	666	231	897

Thereafter	9,521	5,025	14,546

Total	$12,518	$6,065	$18,583

The amortization of trademarks is recorded to amortization expense.   However, the amortization of property leases advantage is recorded as additional rent expense in order to normalize rent expense. The amortization of property leases disadvantage is recorded as an offset to rent expense. The future amortization of property leases disadvantage recorded in other long term liabilities as of June 30, 2007 is as follows:

Year Ending	Property Leases
December 31,	Disadvantage

2007 (6 months)	$(71)

2008	(141)

2009	(141)

2010	(141)

2011	(141)

Thereafter	(3,121)

Total	$(3,756)

7.                      LONG-TERM DEBT

Long-term debt at June 30, 2007 and December 31, 2006 consists of the following:

	June 30	December 31
	2007	2006

10 7/8% Senior Notes (1)	$150,000	$150,000
Revolving line of credit - GE Capital (2)	15,000
Capital lease obligations (3)	784	856

Total	165,784	150,856

Less current portion	707	848

Total long-term debt	$165,077	$150,008

(1)                                 10 7/8% Senior Notes

In connection with the Acquisition, FFP issued its 10 7/8% Senior Notes, Series A, due April 12, 2014, which are fully and unconditionally guaranteed by the Company.  Interest is payable in semi-annual installments on October 15 and April 15 of each successive year.  The first payment was made on October 16, 2006 and the second payment was made on April 16, 2007.  The fair value of the Notes were $150,750 and $151,500 as of June 30, 2007 and December 31, 2006, respectively.  The Company was in compliance with its covenant requirements as of June 30, 2007.

(2)                                 Revolving line of credit — GE Capital

Revolving line of credit up to a maximum of $40,000, maturing no later than April 12, 2012.  Interest is payable periodically at the prime rate plus a margin of 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 2.75% based upon the Company’s election.  The outstanding balance was $15,000 which had a weighted average interest rate of 8.12% as of June 30, 2007.  The margin can vary based on the Company’s debt to earnings ratio.  Under the Revolver, the Company had certain letters of credit outstanding to secure its workers compensation and general liability insurance policies.  Letters of credit outstanding at June 30, 2007 and December 31, 2006 was $4,325.  The fair value of the outstanding balance on the Revolver approximates its carrying value.

The Revolver is secured by substantially all of the Company’s assets.   The Company was in compliance with its covenant requirements as of June 30, 2007.

(3)                                 Capital Lease Obligations

Capital lease obligations secured by applicable equipment with a net book value of $676 and $648 at June 30, 2007 and December 31, 2006, respectively, are payable in periodic installments.

8.                      RELATED-PARTY TRANSACTIONS

A professional services agreement was in effect between the Company and MidOcean Partners as of June 30, 2007. The agreement provides for quarterly payments of $250. These fees are paid quarterly and included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.  The term of this agreement is through April 12, 2016. Additionally, MidOcean Partners is entitled to reimbursement of certain expenses. As of June 30, 2007 and December 31, 2006, the Company had a prepaid balance of $81 relating to the professional services agreement.

9.                      STOCK COMPENSATION PLANS

PAL, the former parent of FFP, issued stock options to Company employees in 2002.  Outstanding options and the related potential compensation were immaterial and were terminated as of April 12, 2006 in connection with the Acquisition.

Holdings has adopted a share-based compensation plan (the “Plan”) for certain management employees and directors of the Company. The Company has accounted for the fair value of grants made under the Plan in accordance with SFAS No. 123(R).   Holdings issued equity incentive units (“Units”) in May 2007, March 2007 and June 2006.

Under the Plan, Holdings may grant Units to selected management personnel and directors of the Company. Units are granted at the discretion of the Board of Directors. The Class B Units vest in equal 1/20th amounts at the end of each full quarter following the grant date and the Class C Units fully vest at the date of the grant. Vesting on the Class B Units is accelerated in the event of a liquidating event, such as; the approved sale of the Company, including by way of merger or consolidation as well as the sale of publicly traded securities of the Company. The accelerated vesting is subject to the achievement of specified internal rate of return and return on investment hurdles based on MidOcean Partners’ initial investment. Should those hurdles not be met at the time of the liquidating event, the shares will continue to vest quarterly over the rest of the original five year service period, with the exception of the B-2 Units, which will be forfeited on the date of the liquidating event if the hurdles are not met.

The Board of Directors at its sole discretion may repurchase the vested portion of the Units from terminated employees under certain conditions at the fair market value of the Units.  In March 2005, the SEC issued SAB No. 107 (“SAB No. 107”), Share Based Payments, which provides guidance on the implementation of SFAS No. 123(R). The Company applied the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

The volatility assumption used by the Company of 28.95%, 30.23% and 41.01% for the May 2007, March 2007 and June 2006 grants, respectively, was determined by weighting the volatility of public companies with comparable business lines and product lines because the Company does not have historical stock prices for direct comparison. The volatility weighting was based on the implied volatility, the most recent 1-year volatility, and the median of the rolling 4.5 year volatility for the May 2007 grant and rolling 5 year volatility for the March 2007 and June 2006 grants. The risk-free interest rate of 4.55%, 4.50% and 4.90% for the May 2007, March 2007, and June 2006 grants, respectively, that was used in the Monte Carlo Simulation model is based on the risk free rate of return that is equal to the interpolated yield of a five-year and three-year zero-coupon U.S. Treasury note as of May 1, 2007 and that is equal to the yield of a five-year zero-coupon U.S. Treasury note as of March 2007, and June 2006, respectively. Management uses an expected dividend yield of zero for the May 2007, March 2007 and June 2006 grants, in the Monte Carlo Simulation model, as it has no intention to pay any cash dividends in the foreseeable future. SFAS No. 123(R) requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses an estimated forfeiture rate based on the weighted average of different scenarios as historical data is not available and records stock-based compensation expense only for those awards that are expected to vest. A discount has also been calculated into the fair value of the Units to account for the market requirement inherent in the Units.

The compensation cost that has been charged against income for the Plan was $155 and $240 for the three and six month period ended June 30, 2007, respectively. For the three month period ended June 30, 2006 the compensation cost charged against income was $458. As of June 30, 2007, there was $2,715 of total unrecognized compensation cost related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 4.6 years. Based on the current outstanding Units, total stock-based compensation expense for the full fiscal year 2007 is expected to be approximately $542.

A summary of the Units granted during the period and outstanding as of June 30, 2007 is presented below:

Amounts below are reported in whole numbers	Number of units	Weighted Average Fair Value	Number of units	Weighted Average Fair Value	Number of units	Weighted Average Fair Value	Number of units	Weighted Average Fair Value
	B1		B2		B3		C
Equity incentive units outstanding at January 1, 2007	3,673	$482	6,122	$308	2,449	$201	415	$1,000
Granted	2,428	414	4,047	193	1,619	82	—
Repurchased	(257)	482	(428)	308	(171)	201	—
Forfeited	(2,314)	482	(3,857)	308	(1,543)	201	—
Equity incentive units outstanding at March 31, 2007	3,530	435	5,884	229	2,354	119	415	1,000
Granted	408	427	680	185	272	50	—
Repurchased	(61)	482	(102)	308	(41)	201	(31)	1,000
Forfeited	(347)	482	(578)	308	(231)	201	—
Equity incentive units outstanding at June 30, 2007	3,530	$429	5,884	$215	2,354	$102	384	$1,000

Vested Number of Units as of June 30, 2007	260		434		174		384
Unvested Number of Units as of June 30, 2007	3,270		5,450		2,180		—

10.               COMMITMENTS AND CONTINGENCIES

Lease Expense

As of June 30, 2007, the Company leased the land for all 33 Parks. Of the 33 Parks, 30 lease the land from third parties under noncancelable operating leases that expire on various dates through 2041.  The leases for the facilities in Kingwood, Texas (Mountasia™) , Vernon, New Jersey (“Mountain Creek”) and Sacramento, California (“Raging Waters Sacramento”) contain early termination provisions allowing the landlords to terminate the lease prior to the end of its term.  The Mountain Creek and Raging Waters Sacramento early termination provisions stipulate the payment of compensation to the Company should the landlord exercise its option for early termination. The ground leases for certain of the Parks require the Company to pay minimum monthly or annual rentals, which are adjusted periodically based on changes in the Consumer Price Index or a percentage of sales method. The ground leases for certain of the Parks require monthly rentals based on a percentage of gross revenues derived from the operations of the premises. In addition, the ground leases require the payment of property taxes and certain leases require the payment of common area expenses. Certain of the leases provide the Company with options to renew for various periods of time. In addition, certain of the leases provide the Company with options to purchase the leased premises in accordance with the terms of those lease agreements, and certain other leases provide the Company with the right of first refusal in the event that the lessors decide to sell the land during the term of the leases.

In addition, the Company leases its corporate office facilities from an unaffiliated third party under a non-cancelable operating lease, which expires in 2009.

For the three month period ended June 30, 2007 and 2006, rent expense charged to cost of revenue in the Condensed Consolidated Statement of Operations, excluding property taxes, amounted to $4,383 and $4,176, respectively.  For the six month period ended June 30, 2007 and 2006, rent expense charged to cost of revenue in the Condensed Consolidated Statement of Operations, excluding property taxes, amounted to $8,025 and $7,844, respectively.

The future minimum lease payments required under noncancelable Park leases and office leases as of June 30, 2007, are as follows:

Year Ending
December 31,	Park Leases	Corporate Office Lease

2007 (6 months)	$6,816	$208
2008	13,405	427
2009	13,281	—
2010	13,329	—
2011	13,504	—
Thereafter	224,448	—
Total	$284,783	$635

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company and MidOcean Partners have been named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortuous interference with such agreement in connection with the Acquisition.  The agreement at issue is between two tortious individuals and a company that are separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”), asserts five claims in his Amended Complaint dated January 5, 2007.  Crowley purports to hold the Company responsible for the alleged breach of finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”). Crowley claims that the Company is the successor in interest to VisionMaker.  Although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company has filed a motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

11.               INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns.   The Company uses the estimated effective tax rate for the year to determine the provision for income taxes for interim periods.  The Company recorded an income tax benefit of $4,519 for the six month period ended June 30, 2007.  As of June 30, 2007, the Company has recorded a valuation allowance of $2,300.  The valuation allowance was determined based on the excess of the projected 2007 fiscal year net operating losses that cannot be offset against the prior year’s taxable income recognized during the period April 13 to December 31, 2006.  The Company believes it is more likely than not that the deferred tax asset reported on the Condensed Consolidated Balance Sheet will be realized in future periods.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six month period ended June 30, 2007. Our effective tax rate differs from the federal statutory rate primarily due to state taxes, non-deductible expenses, and the valuation allowance.

12.               SEGMENT INFORMATION DISCLOSURE

The Company has operations in two business segments and, as a result, has adopted SFAS No. 131 (“SFAS No. 131”), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has identified these two segments based on the nature of business.

The Company has two reportable segments: FECs and WPs. FECs primarily offer miniature golf, batting cages, children’s parks, go-carts, and video arcades. WPs feature water slides, flumes, and pools as their primary attractions. The accounting policies of the segments are the same as those described in Note 2. Operating income (loss) of segments does not include interest income or expense and provision for income taxes and also excludes corporate items, such as general and administrative expenses and corporate depreciation expense. Identifiable assets are those used in the Company’s operations in each segment. Corporate assets consist primarily of deferred financing costs, deposits, property and equipment, and cash and cash equivalents.

As of June 30, 2007, the final goodwill assigned to the WPs and FECs was $60,238 and $26,266 respectively.

SEGMENT DATA:

Successor
For the three month period ended June 30, 2007

	Revenues Net	Segment Earnings Before Interest Taxes, Depreciation and Amortization	Depreciation and Amortization	Capital Expenditures

FEC	$24,542	$6,600	$2,424	$2,219
WP	20,462	1,090	1,693	3,037

Total Operations	45,004	7,690	4,117	5,256
Corporate			389	198

Total	$45,004		$4,506	$5,454

Reconciliation to Net Loss:

Corporate Expenses		(3,632)
Interest Expense - Net		(4,747)
Depreciation and Amortization		(4,506)
Loss on disposal of assets		(5)
Income tax provision		(1,011)
Net Loss		$(6,211)

SEGMENT DATA:

Predecessor
For the period April 13 to June 30, 2006

	Revenues Net	Segment Earnings Before Interest Taxes, Depreciation and Amortization	Depreciation and Amortization	Capital Expenditures

FEC	$22,153	$6,317	$2,686	$1,301
WP	17,309	909	1,245	2,052

Total Operations	39,462	7,226	3,931	3,353
Corporate			370	3

Total	$39,462		$4,301	$3,356

Reconciliation to Net Loss:

Corporate Expenses		(2,442)
Interest Expense - net		(4,154)
Depreciation and Amortization		(4,301)
Income tax provision		(44)
Net Loss		$(3,715)

SEGMENT DATA:

Predecessor
For the period April 1 to April 12, 2006

	Revenues Net	Segment Earnings (Loss) Before Interest Taxes, Depreciation and Amortization	Depreciation and Amortization	Capital Expenditures

FEC	$2,164	$100	$(111)	$32
WP	437	(747)	144	507

Total Operations	2,601	(647)	33	539
Corporate			265	10

Total	$2,601		$298	$549

Reconciliation to Net Loss:

Corporate Expenses		(65)
Interest Expense - net		(671)
Depreciation and Amortization		(298)
Income Tax provision
Net Loss		$(1,681)

SEGMENT DATA:

Successor
For the six month period ended June 30, 2007

	Revenues Net	Segment Earnings (Loss) Before Interest Taxes, Depreciation and Amortization	Depreciation and Amortization	Capital Expenditures

FEC	$43,139	$9,497	$5,149	$3,814
WP	23,398	(5,119)	3,303	6,444

Total Operations	66,537	4,378	8,452	10,258
Corporate			778	203

Total	$66,537		$9,230	$10,461

Reconciliation to Net Loss:

Corporate Expenses		(7,402)
Interest Expense - Net		(9,162)
Depreciation and Amortization		(9,230)
Gain on disposal of assets		35
Income tax benefit		4,519
Net Loss		$(16,862)

SEGMENT DATA:

Predecessor
For the period April 13 to June 30, 2006

	Revenues Net	Segment Earnings Before Interest Taxes, Depreciation and Amortization	Depreciation and Amortization	Capital Expenditures

FEC	$22,153	$6,317	$2,686	$1,301
WP	17,309	909	1,245	2,052

Total Operations	39,462	7,226	3,931	3,353
Corporate			370	3

Total	$39,462		$4,301	$3,356

Reconciliation to Net Loss:

Corporate Expenses		(2,442)
Interest Expense - net		(4,154)
Depreciation and Amortization		(4,301)
Income tax provision		(44)
Net Loss		$(3,715)

SEGMENT DATA:

Predecessor
For the period January 1 to April 12, 2006

	Revenues Net	Segment Earnings (Loss) Before Interest Taxes, Depreciation and Amortization	Depreciation and Amortization	Capital Expenditures

FEC	$19,268	$1,723	$1,790	$1,104
WP	4,129	(5,881)	2,280	2,801

Total Operations	23,397	(4,158)	4,070	3,905
Corporate			408	47

Total	$23,397		$4,478	$3,952

Reconciliation to Net Loss:

Corporate Expenses		(2,843)
Interest Expense - net		(6,674)
Depreciation and Amortization		(4,478)
Income tax provision		—
Net Loss		$(18,153)

13.               SEPARATE FINANCIAL INFORMATION OF SUSIDIARY GUARANTORS OF INDEBTEDNESS

As described in Footnotes 3 and 7 above, FFP issued $150,000 in aggregate principal amount of 10 7/8% Senior Notes, Series A, due in 2014.  The Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries.  All guarantees are full and unconditional and joint and several.

The following disclosures reflect the Company’s condensed consolidated financial information for the periods presented.  The Condensed Consolidated financial information for the Company and the Company’s guarantor subsidiaries for the periods presented as outlined below have been prepared from the books and records maintained by the Company and the guarantor subsidiaries.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Company and the guarantor subsidiaries operated as independent entities.  As a result of this activity there will be an amount due to / due from related companies; however, all intercompany amounts included in the subsidiary records are eliminated in consolidation.

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Balance Sheet as of June 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$5,417	$515	$—	$5,932
Inventories	—	2,264	1,217	—	3,481
Prepaid Expenses and Other Current Assets	—	3,807	1,592	—	5,399
Deferred Income Taxes	—	6,873	—	—	6,873
Total Current Assets	—	18,361	3,324	—	21,685

Property and equipment - net	—	56,380	59,309	—	115,689
Goodwill	—	53,776	32,728	—	86,504
Other intangible assets - net	—	11,462	7,121	—	18,583
Other assets - net	—	6,326	180	—	6,506
Due from subsidiaries	—	92,133	—	(92,133)	—
Investment in subsidiaries	41,587	4,370	—	(45,957)	—
TOTAL	$41,587	$242,808	$102,662	$(138,090)	$248,967

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$—	$4,863	$—	$—	$4,863
Accrued Interest	—	3,796	—	—	3,796
Accrued Wages and Payroll Taxes	—	3,597	—	—	3,597
Other accrued liabilities	—	13,632	760	—	14,392
Unearned Revenue	—	1,378	3,135	—	4,513
Current portion of long term debt	—	37	670	—	707
Total Current Liabilities	—	27,303	4,565	—	31,868

Long Term Debt - Less Current portion	—	165,077	—	—	165,077
Deferred income taxes	—	3,142	—	—	3,142
Other long term liabilities	—	5,699	1,594	—	7,293
Total Liabilities	—	201,221	6,159	—	207,380

Due to parent	—	—	92,133	(92,133)	—
Shareholder’s Equity	41,587	41,587	4,370	(45,957)	41,587
TOTAL	$41,587	$242,808	$102,662	$(138,090)	$248,967

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Balance Sheet As Of December 31, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,966	$124	$—	$2,090
Inventories	—	896	1,228		2,124
Prepaid Expenses and Other Current Assets	—	4,538	778		5,316
Deferred Income Taxes	—	1,171	0		1,171
Total Current Assets	—	8,571	2,130	—	10,701

Property and equipment - net	—	54,309	59,841		114,150
Goodwill	—	86,504	—		86,504
Other intangible assets - net	—	11,734	7,298		19,032
Other assets - net	—	7,163	144		7,307
Due from subsidiaries		57,340		(57,340)
Investment in subsidiaries	58,195	9,523		(67,718)	—
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

LIABILITIES AND MEMBERS INTEREST
CURRENT LIABILITIES
Accounts Payable	$—	$1,791	$—	$—	$1,791
Accrued Interest	—	3,518	—		3,518
Accrued Wages and Payroll Taxes	—	2,513	—		2,513
Other accrued liabilities	—	9,640	530		10,170
Unearned Revenue	—	141	1,182		1,323
Current portion of long term debt	—	11	837		848
Total Current Liabilities	—	17,614	2,549	—	20,163

Long Term Debt - Less Current portion	—	150,007	1		150,008
Deferred income taxes	—	2,032	—		2,032
Other long term liabilities	—	7,296	—		7,296
Total Liabilities	—	176,949	2,550	0	179,499

Due to parent	—	—	57,340	(57,340)	—
Shareholder’s Equity	58,195	58,195	9,523	(67,718)	58,195
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Three Month Period Ended June 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$29,091	$15,913	$—	$45,004

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	—	21,511	12,154	—	33,665
Selling, general and administrative	—	5,183	2,098	—	7,281
Depreciation and amortization	—	2,795	1,711	—	4,506
Loss on disposal of assets	—	5	—	—	5

Total operating costs and expenses	—	29,494	15,963	—	45,457

OPERATING LOSS	—	(403)	(50)	—	(453)

Equity loss in earnings of subsidiaries	(6,211)	(50)	—	6,261	—

OTHER EXPENSE
Interest expense - net	—	4,747	—	—	4,747

Loss from continuing operations before income taxes	(6,211)	(5,200)	(50)	6,261	(5,200)

Income tax provision	—	1,011	—	—	1,011

Net loss	$(6,211)	$(6,211)	$(50)	$6,261	$(6,211)

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Period Ended April 13 to June 30, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$24,709	$14,753	$—	$39,462

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)		16,994	12,213		29,207
Selling, general and administrative		3,805	1,666		5,471
Depreciation and amortization		4,040	261		4,301
Gain on disposal of assets	—	—	—	—	—

Total operating costs and expenses	—	24,839	14,140	—	38,979

OPERATING INCOME (LOSS)	—	(130)	613	—	483

Equity income (loss) in earnings of subsidiaries	(3,715)	613	—	3,102	—

OTHER EXPENSE
Interest expense - net	—	4,154	—	—	4,154

Income (loss) from continuing operations before income taxes	(3,715)	(3,671)	613	3,102	(3,671)

Income tax provision	—	44	—	—	44

Net income (loss)	$(3,715)	$(3,715)	$613	$3,102	$(3,715)

Predecessor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Period Ended April 1 to April 12, 2006 ( in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated
REVENUES - net	$2,096	$505	$—	$2,601

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	2,135	781		2,916
Selling, general and administrative	371	26		397
Depreciation and amortization	332	(34)		298
Gain on disposal of assets	—	—	—	—

Total operating costs and expenses	2,838	773	—	3,611

OPERATING LOSS	(742)	(268)	—	(1,010)

Equity loss in earnings of subsidiaries	(268)	—	268	—

OTHER EXPENSE
Interest expense - net	671	—	—	671

Loss from continuing operations before income taxes	(1,681)	(268)	268	(1,681)

Income tax provision	—	—	—

Net loss	$(1,681)	$(268)	$268	$(1,681)

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Six Month Period Ended June 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$46,057	$20,480	$—	$66,537

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	—	37,897	19,497	—	57,394
Selling, general and administrative	—	9,462	2,705	—	12,167
Depreciation and amortization	—	5,800	3,430	—	9,230
Gain on disposal of assets	—	(35)	—	—	(35)

Total operating costs and expenses	—	53,124	25,632	—	78,756

OPERATING LOSS	—	(7,067)	(5,152)	—	(12,219)

Equity loss in earnings of subsidiaries	(16,862)	(5,152)	—	22,014	—

OTHER EXPENSE
Interest expense - net	—	9,162	—	—	9,162

Loss from continuing operations before income taxes	(16,862)	(21,381)	(5,152)	22,014	(21,381)

Income tax benefit	—	(4,519)	—	—	(4,519)

Net loss	$(16,862)	$(16,862)	$(5,152)	$22,014	$(16,862)

Successor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Period Ended April 13 to June 30, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$24,709	$14,753	$—	$39,462

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)		16,994	12,213		29,207
Selling, general and administrative		3,805	1,666		5,471
Depreciation and amortization		4,040	261		4,301
Gain on disposal of assets	—	—	—	—	—

Total operating costs and expenses	—	24,839	14,140	—	38,979

OPERATING INCOME (LOSS)	—	(130)	613	—	483

Equity income (loss) in earnings of subsidiaries	(3,715)	613	—	3,102	—

OTHER EXPENSE
Interest expense - net	—	4,154	—	—	4,154

Income (loss) from continuing operations before income taxes	(3,715)	(3,671)	613	3,102	(3,671)

Income tax provision	—	44	—	—	44

Net income (loss)	$(3,715)	$(3,715)	$613	$3,102	$(3,715)

Predecessor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Operations For The Period Ended January 1 to April 12, 2006 ( in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated
REVENUES - net	$17,818	$5,579	$—	$23,397

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	18,148	8,042		26,190
Selling, general and administrative	3,151	1,057		4,208
Depreciation and amortization	2,825	1,653		4,478
Gain on disposal of assets	—	—	—	—

Total operating costs and expenses	24,124	10,752	—	34,876

OPERATING LOSS	(6,306)	(5,173)	—	(11,479)

Equity loss in earnings of subsidiaries	(5,173)	—	5,173	—

OTHER EXPENSE
Interest expense - net	6,674	—	—	6,674

Loss from continuing operations before income taxes	(18,153)	(5,173)	5,173	(18,153)

Income tax provision	—	—	—

Net loss	$(18,153)	$(5,173)	$5,173	$(18,153)

SUCCESSOR
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Cash Flows For The Six Month Period Ended June 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
Net cash used in operating activities	$—	$(338)	$(379)	$—	$(717)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment		(7,438)	(2,912)		(10,350)
Proceeds from disposal of assets		72			72

Net cash used in investing activities	—	(7,366)	(2,912)	—	(10,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital Contribution	800	—	—	—	800
Return of Capital	(786)	—	—	—	(786)
Proceeds from long-term debt	22,000	—	—	—	22,000
Payments on long-term debt	(7,000)	—	—	—	(7,000)
Advances to related party	(15,014)	11,332	—	3,682	—
Advances from related party	—	—	3,682	(3,682)	—
Payments on capital leases	—	(177)	—	—	(177)
Distributions to member	—	—	—	—	—

Net cash provided by financing activities	—	11,155	3,682	—	14,837

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	3,451	391	—	3,842

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,966	124		2,090

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5,417	$515	$—	$5,932

SUCCESSOR
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Cash Flows For The Period Ended April 13 to June 30, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
Net cash provided by operating activities	$—	$9,503	$1,271	$—	$10,774

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)				(37,599)
Purchases of property and equipment		(1,919)	(1,437)		(3,356)
Proceeds from disposal of assets		—

Net cash used in investing activities	(37,599)	(1,919)	(1,437)	—	(40,955)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260				54,260
Capital Contribution
Return of Capital	(500)				(500)
Proceeds from long-term debt	163,500				163,500
Payments on long-term debt		(180,095)			(180,095)
Payments for cost of financing	(5,575)				(5,575)
Advances to related party	(174,086)	(607)	—	174,693
Advances from related party		174,086	607	(174,693)
Payments on capital leases		116	(116)
Distributions to member	—	—	—	—	—

Net cash provided by (used in) financing activities	37,599	(6,500)	491	—	31,590

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1,084	325	—	1,409

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,975	141		5,116

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$6,059	$466	$—	$6,525

Predecessor
Palace Entertainment Holdings, Inc.
Condensed Consolidated Statement of Cash Flows For The Period Ended January 1 to April 12, 2006 ( in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated
Net cash used in operating activities	$(5,481)	$(2,850)		$(8,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,269)	(2,682)		(3,951)
Proceeds from disposal of assets

Net cash used in investing activities	(1,269)	(2,682)	—	(3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock
Capital Contribution
Return of Capital
Proceeds from long-term debt	13,100			13,100
Payments on long-term debt	(767)			(767)
Payments for cost of financing
Advances to related party	(5,558)	—	5,558
Advances from related party		5,558	(5,558)
Payments on capital leases	(118)	—		(118)
Distributions to member	(57)			(57)

Net cash provided by financing activities	6,600	5,558	—	12,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(150)	26	—	(124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,125	115		5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,975	$141	$—	$5,116

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the largest operators of water parks (“WPs”) and family entertainment centers (“FECs”) in the United States, based on the number of Parks operated. As of June 30, 2007, we operated a geographically diverse portfolio of 33 Parks in eight states with an attendance that we estimate to be in excess of 10 million guests in 2007. Each of our Parks is a well-established business with a long operating history, with our WPs and our FECs having been in operation for an average of over 24 years and 19 years, respectively. We operate our Parks under several established brand names such as Wet ’N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs® and Boomers!®.

Our typical WP offers 15 to 25 rides and attractions including variable depth pools, water slides, wave pools, action and “lazy” rivers, tube rides and water-themed adventure areas, as well as interactive children’s play areas. We generate revenue in our WPs from general admission ticket sales, the sales of food, beverages, souvenir items, strollers, locker rentals and parking.

With locations in California, Florida, Georgia, New York and Texas, our FECs offer a variety of attractions, including some or all of the following: miniature golf courses, go-karts, bumper boats, thrill rides, state-of-the-art arcade games, redemption games, batting cages, rock walls, laser tag and children’s rides. Two of our FECs offer dragster racing on six racing tracks. Our FECs typically do not charge a general admission fee; guests only pay for those games they wish to utilize. Additionally, under certain promotions, we offer bundled pricing and group packages. Our FECs generate revenues from attractions and the sales of food, beverages and merchandise.

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

Our operating costs and expenses consist of the following: cost of revenue, which primarily includes costs of products sold like food and beverage, arcade redemption prizes and merchandise; salaries and benefits, which include the costs of our park level full-time and part time employees; operating and maintenance, which include outside services, supplies, spare parts, and utilities; rent (a portion of which are percentage rents) and property taxes, which includes all park level rent and property tax expenses (offset by rental income earned from the sublease of building space and/or land); selling, general and administrative expenses, which includes all corporate overhead including corporate salaries, office rent, insurance costs and fees to outside professional service providers, other operating costs which include all advertising, promotion and marketing program expenses (including television, radio and print advertising); and depreciation and amortization, which is primarily related to our leasehold improvements, equipment and trademarks. All of our facilities are on leased property. Certain of our expenses are relatively fixed, and costs for full-time employees, outside services, maintenance, utilities, insurance, depreciation and amortization and occupancy costs do not vary significantly with attendance. We add significant numbers of seasonal employees during the warmer months of the year, primarily from Memorial Day to Labor Day. Our seasonal workforce consists of high-school aged young adults and teachers who work on an hourly basis during our operating season for our WPs and year-round with peak summer employment for our FECs. A significant number of our hourly personnel at our facilities are paid at rates related to the federal minimum wage. Under federal and state child labor laws, we are regulated in the number of hours, the times and the types of jobs that youths up to the age of 18 are permitted to work.

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

Our business is concentrated geographically and by the size of our Parks. Seventeen of our Parks are located in California and accounted for 50% of our revenue for the six month period ended June 30, 2007.

The period April 13, 2006 to June 30, 2006 reflects the results of operations by the Company following the acquisition of FFP while the period January 1 to April 12, 2006 reflect the operations of FFP pre-acquisition.  Therefore, the periods are not comparable.  However, for the purpose of comparing the operations for the three and six months ended June 30, 2007 and 2006, the pre-acquisition and post-acquisition periods in 2006 have been combined in the discussions below:

Comparison of Three Month Period Ended June 30, 2007 and 2006

Our combined net loss was $6.2 million and $5.4 million for the three month period ended June 30, 2007 and 2006, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	For the three months ended June 30,
	2007	2006
	(Dollars in thousands)
Statement of Operations:

Revenues
FECs	$24,542	$24,317
WPs	20,462	17,746
Total revenues	45,004	42,063

Operating costs and expenses
Cost of revenues	33,665	32,123
% of revenues	74.8%	76.4%
Selling, general and administrative	7,281	5,868
% of revenues	16.2%	14.0%
Depreciation and amortization	4,506	4,599
Loss on disposal of assets	5	—
Total operating costs and expenses	45,457	42,590
Operating loss	(453)	(527)
Interest expense, net	4,747	4,825
Net loss from operations	(5,200)	(5,352)
Income tax provision	1,011	44

Net loss	$(6,211)	$(5,396)

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net Income (loss) of the segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	For the three months ended June 30,		For the three months ended June 30,
	WPs		FECs
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Revnues, net	$20,462	$17,746	$24,542	$24,317
Segment level income (loss) (1)	(603)	(1,227)	4,176	3,842
Segment level capital expenditures	3,037	2,559	2,219	1,333

(1)             See footnote 12, Segment Information Disclosure, in the “Notes to the Condensed Consolidated Financial Statements” for the reconciliation between segment-level earnings (loss) and the Company’s net income (loss).

	For the three months ended June 30,
	2007	2006
WP operating data:

WP Attendance	721,574	657,601

Revenue per guest	$28.36	$26.99

Three month period ended June 30, 2007 and 2006

Revenue.  Revenue for the three month period ended June 30, 2007 totaled $45.0 million compared to $42.1 million for the three month period ended June 30, 2006, an increase of $2.9 million or 7.0%.  FEC revenues increased $0.2 million or 0.9% over the same period in 2006.  FEC revenue increased this quarter as compared to the same quarter in 2006 even though there was a timing difference in the Easter break with the primary benefit of increased revenue occurring in the first quarter of 2007 as compared to the primary benefit occurring in the second quarter of 2006.  In addition, the growth rate for the second quarter continued to be reduced as a result of unfavorable weather in Texas that adversely effected four FEC locations.  Good weather in California and the southeast locations combined with pricing initiatives, increased capital spending, and last year’s initiatives to improve the park appearances and the quality of the guest service contributed to this revenue increase.  WP revenue increased by $2.7 million or 15.3% over the same period in 2006.  The WP revenue increase includes $1.0 million of revenue for Raging Waters Sacramento which is a new park that began operations in the second quarter of 2007.  The additional revenue increase at the WPs is also attributed to  pricing incentives, heavier season pass revenue, and increase in attendance.

Cost of revenue.  Our park level operating expenses totaled $33.7 million for the three month period ended June 30, 2007 compared to $32.1 million for the same period in 2006, an increase of $1.6 million or 4.8%. Operating expenses as a percentage of revenue decreased to 74.8% in 2007 compared to 76.4% in 2006.  The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.4 million or 12.2% for the three month period ended June 30, 2007 compared to the same period in 2006 primarily due to revenue driven incremental food, beverage and merchandise costs.  Food and beverage costs for the FECs as a percentage of revenue decreased which was offset by an increase for the WPs, for the three month period ended June 30, 2007 compared to the same period in 2006.

•                  Salaries and benefits increased $0.8 million or 5.6% for the three month period ended June 30, 2007 compared to the same period in 2006.  The primary cause of the increase was due to the newly acquired park, Raging Waters Sacramento.  With revenue increasing 7%, the Company has controlled and leveraged labor during this period by reducing overall hours and improving productivity.  This was accomplished despite minimum wage increases.

•                  Operating and maintenance costs were comparable, increasing less than 1%, for the three month period ended June 30, 2007 compared to the same period in 2006.

•                  Rent and property taxes increased $0.3 million or 6.0% for the three month period ended June 30, 2007 compared to the same period in 2006 as a result of the addition of the new park, Raging Waters Sacramento.  The increase is also due to an increase in revenue, as several of the rent agreements have rent expense based on a percentage of revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $7.3 million for the three month period ended June 30, 2007 compared to $5.9 million for the same period in 2006, an increase of $1.4 million or 24.1%.  The primary causes were a $0.3 million increase in severance related costs associated with the corporate reorganization at the beginning of 2007, a $0.5 million increase in bonuses due to an expectation of a better year than 2006, and a $0.4 million increase in professional audit and legal fees attributable to being a public company.

Depreciation and amortization.  Depreciation and amortization expenses were comparable for the three month period ended June 30, 2007 to the same period in 2006.

Interest expense, net.  Interest expense, net totaled $4.7 million for the three month period ended June 30, 2007 compared to $4.8 million during the same period in 2006, a decrease of $0.1 million or 1.6%.  The decrease in interest was primarily due to lower debt levels and lower interest rates that resulted from the new capital structure implemented at the time of the Acquisition.  The debt extinguishment fees relating to the loans repaid as of the Acquisition date were recorded to goodwill.

Income tax provision.   The Company recorded an income tax provision of $1.0 million for the three month period ended June 30, 2007 compared to $0.1 million for the three month period ended June 30, 2006.  The primary difference was a valuation allowance of $2.3 million that was offset against the income tax benefit in 2007. The valuation allowance was determined based on the excess of the projected 2007 fiscal year net operating losses that cannot be offset against the prior year’s taxable income recognized during the stub period April 13 to December 31, 2006.

Comparison of Six Months Ended June 30, 2007 and 2006

Our combined net loss was $16.9 million and $21.9 million for the six month period ended June 30, 2007 and 2006, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	For the six month period ended June 30,
	2007	2006
	(Dollars in thousands)
Statement of Operations:

Revenues
FECs	$43,139	$41,421
WPs	23,398	21,438
Total revenues	66,537	62,859

Operating costs and expenses
Cost of revenues	57,394	55,397
% of revenues	86.3%	88.1%
Selling, general and administrative	12,167	9,679
% of revenues	18.3%	15.4%
Depreciation and amortization	9,230	8,779
Gain on disposal of assets	(35)	—
Total operating costs and expenses	78,756	73,855
Operating loss	(12,219)	(10,996)
Interest expense, net	9,162	10,828
Net loss from operations	(21,381)	(21,824)
Income tax (benefit) provision	(4,519)	44

Net loss	$(16,862)	$(21,868)

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net Income (loss) of the segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	For the six month period ended June 30,		For the six month period ended June 30,
	WPs		FECs
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Revenues, net	$23,398	$21,438	$43,139	$41,421
Segment level income (loss) (1)	(8,422)	(8,497)	4,348	3,564
Segment level capital expenditures	6,444	4,853	3,814	2,405

(1)             See Footnote 12, Segment Information Disclosure, in the “Notes to the Condensed Consolidated Financial Statements” for the reconciliation between segment-level earnings (loss) and the Company’s net income (loss).

	For the six month period ended June 30,
	2007	2006
WP operating data:

WP Attendance	850,591	833,164

Revenue per guest	$27.51	$25.73

Six months ended June 30, 2007 and 2006

Revenue.  Revenue for the six month period ended June 30, 2007 totaled $66.5 million compared to $62.9 million for the six month period ended June 30, 2006, an increase of $3.6 million or 5.7%.  FEC revenues increased $1.7 million or 4.1% over the same period in 2006.  This was achieved despite unfavorable weather in Texas that adversely effected four FEC locations.  Good weather in California and the southeast locations combined with pricing initiatives, increased capital spending, and last year’s initiatives to improve the park appearances and the quality of the guest service contributed to this revenue increase.  WP revenue increased by $2.0 million or 9.1% over the same period in 2006.  WP revenue includes $1.0 million of revenue for Raging Waters Sacramento which is a newly acquired park that began operations in the second quarter of 2007.  The additional revenue increase at the WPs is also attributed to  pricing incentives, heavier season pass revenue, and the increase in attendance.

Cost of revenue.  Our park level operating expenses totaled $57.4 million for the six month period ended June 30, 2007 compared to $55.4 million for the same period in 2006, an increase of $2.0 million or 3.4%. Operating expenses as a percentage of revenue decreased to 86.3% in 2007 compared to 88.1% in 2006.  The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.4 million or 9.0% for the six month period ended June 30, 2007 compared to the same period in 2006 primarily due to revenue driven incremental food, beverage and merchandise costs. Food and beverage costs for the FECs as a percentage of revenue decreased which was offset against the WPs which increased for the six month period ended June 30, 2007 as compared to the same period in 2006.

•                  Salaries and benefits increased $0.6 million or 2.7% for the six month period ended June 30, 2007 compared to the same period in 2006.  The primary cause of the increase was due to the newly acquired park, Raging Waters Sacramento.  With revenue increasing 5.7%, the Company has controlled and leveraged labor during this period by reducing overall hours and improving productivity.  This was accomplished despite minimum wage increases.

•                  Operating and maintenance costs increased $0.7  million or 4.1% for the six month period ended June 30, 2007 compared to the same period in 2006.  The primary factor driving this change was increased revenue and a $0.3 million increase in the general liability self insurance reserve.

•                  Rent and property taxes increased $0.2 million or 2.3% for the six month period ended June 30, 2007 compared to the same period in 2006 as a result of the addition of the new park, Raging Waters Sacramento.  The increase is also due to an increase in revenue, as several of the rent agreements have rent expense based on a percentage of revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $12.2 million for the six month period ended June 30, 2007 compared to $9.7 million for the same period in 2006, an increase of $2.5 million or 25.7%.  The increase was primarily driven by a $1.0 million increase in severance related costs associated with the corporate reorganization at the beginning of 2007, an  increase in bonuses due to an expectation of a better year in 2007 than 2006, and an increase in professional audit and legal fees attributable to being a public company.

Depreciation and amortization.  Depreciation and amortization expenses totaled $9.2 million for the six month period ended June 30, 2007 and $8.8 million for the same period in 2006, an increase of $0.4 million or 5.1% for the six month period ended June 30, 2007 compared to the same period in 2006.   The increase was a result of increasing property and equipment and intangibles to fair market value and adjusting their economic useful lives in connection with the Acquisition.

Interest expense, net.  Interest expense, net totaled $9.2 million for the six month period ended June 30, 2007 compared to $10.8 million during the same period in 2006, a decrease of $1.6 million or 15.4%.  The decrease in interest expense was primarily due to the lower debt levels and lower interest rates that resulted from the new capital structure implemented at the time of the Acquisition.  The debt extinguishment fees relating to the loans repaid as of the Acquisition date were recorded to goodwill.

Income tax benefit/provision.   The Company recorded an income tax benefit of $4.5 million for the six month period ended June 30, 2007 compared to an income tax provision of $0.1 million for the same period in 2006.  The Company recorded an income tax benefit since it had a loss from operations for the six month period ended June 30, 2007. The income tax benefit was offset against $2.3 million valuation allowance.  The valuation allowance was determined based on the excess of the projected 2007 fiscal year net operating losses that cannot be offset against the prior year’s taxable income recognized during the stub period April 13 to December 31, 2006.

Liquidity and capital resources

During the six month period ended June 30, 2007, net cash used in operating activities was $0.7 million and net cash provided by operating activities in the same period in 2006 was $2.4 million. Because our business is seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above.

Net cash used in investing activities was $10.3 million and $44.9 million for the six month period ended June 30, 2007 and 2006, respectively.  Purchases of property and equipment increased by approximately $3.0 million over the prior period as a result of the Sacramento acquisition and subsequent improvements to the park.  In addition, in 2006, there was the payment for the acquisition of FFP.

Net cash provided by financing activities for the six month period ended June 30, 2007 was $14.8 million compared to $43.7 million during the same period in 2006.    The net cash provided in 2007 was primarily driven by the proceeds received from our new senior secured revolving credit facility to fund working capital requirements.  In 2006,  the primary proceeds were related to the issuance of common stock relating to the Acquisition of FFP.

In connection with the Acquisition, we incurred substantial amounts of debt, including amounts outstanding under the Notes and our Revolver.  Interest payments on this indebtedness significantly reduce our cash flow from operations. However, as a result of the refinancing of our debt in connection with the Acquisition from the proceeds of equity contribution and the issuance of the Notes, our annual interest expense has significantly decreased and we are no longer subject to annual debt amortization payments.  As of June 30, 2007, $150 million of Notes are outstanding and the principal is due April 12, 2014.  There was an interest payment made on the Notes on April 16, 2007 with respect to the six month period ending, June 30, 2007.

Our Revolver consists of a $40.0 million revolving credit facility. Due to the seasonal nature of our business, we are dependent upon our revolving credit facility to fund off-season expenses with seasonal borrowings typically peaking during our fiscal second quarter. Our ability to borrow under the revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change.   As of June 30, 2007, there was $15.0 million outstanding on our revolving credit facility and $4.3 million of issued but undrawn letters of credit.

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

We believe, based on historical and anticipated operating results, that cash flows from operations, available cash and available amounts under the Revolver will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt requirements for the foreseeable future.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes the timing of our required payments due under various contractual obligations as of June 30, 2007:

	Less than One Year	One Year to Three Years	Three Years to Five Years	Thereafter	Total
	(Dollars in thousands)
As of June 30, 2007:
Long term debt including interest	$16,312	$32,624	$32,624	$182,624	$264,184
Revolver (1)	1,238	2,476	2,476	15,000	21,190
Capital lease obligations	707	77	—	—	784
Park and office leases(2)	7,024	27,113	26,833	224,448	285,418
Total	$25,281	$62,290	$61,933	$422,072	$571,576

(1)             The Revolver’s principal balance of $15,000 is not contractually due until 2012.  The above reflects the amount of interest that would be due if the principal balance is paid in 2012.  Since the interest rate is variable, the Company has assumed a variable interest rate of 8.25% per year.  The contractual due date does not indicate when the Revolver is expected to be repaid.  Due to the seasonality of the business, amounts outstanding under the Revolver will fluctuate throughout the year.

(2)             Does not include annual rent escalations associated with the consumer price index or any percentage rent in excess of minimum levels.

Recently issued accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in the statement of operations. SFAS No. 159 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

In July 2006, the FASB issued Emerging Issues Task Forece (“EITF”) 06-3, (How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant.  The Company has adopted EITF 06-3 and the Condensed Consolidated financial statements conform to its requirements. The Company’s policy is to present the taxes collected from the customers and remitted to governmental authorities on a net basis.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.  Our market risks relate primarily to changes in interest rates. Our Revolver carries floating interest rates that are tied to the LIBOR rate and the Prime rate and therefore, the consolidated financial statements will be exposed to changes in interest rates. A 1.0% interest rate increase would increase interest expenses between $0 and $0.4 million annually, depending on the average carrying balance of the facility which could vary from $0 to $40 million. We historically have not engaged in interest rate hedging activities.

Currency Exchange Rates.  We are not exposed to currency exchange rate risks.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.  The Company is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, until December 31, 2007, but has initiated efforts to further ensure the adequacy and effectiveness of its internal controls.  There were no material changes in the Company’s internal control over financial reporting during the second quarter.

PART II.
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of June 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.   The Company records reserves pursuant to Financial Accounting Standards Board Statement No 5, Accounting for Contingencies.

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

The Company and MidOcean Partners have been named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortuous interference with such agreement in connection with the Acquisition.  The agreement at issue is between two tortious individuals and a company that are each separate and distinct from both the Company and MidOcean Partners.  The plaintiff, Steven Crowley (“Crowley”), asserts five claims in his Amended Complaint dated January 5, 2007.  Crowley purports to hold the Company responsible for the alleged breach of a finder’s agreement between Crowley (and another individual who is not a plaintiff) and VisionMaker, LLC (“VisionMaker”).  Crowley claims that the Company is the successor in interest to VisionMaker.  Although the lawsuit seeks aggregate damages in excess of $3.2 million, the Company has filed a motion to dismiss, which is currently pending in the United States District Court for the Southern District of New York.

Item 1A. RISK FACTORS

Risks related to our business

There have been no material changes from the Risk Factors disclosed under the heading in Part I, Item 1A  of our Annual Report on Form 10-K for the quarter ended June 30, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2007, Alexander Weber, Jr., Chief Executive Officer, purchased 500 membership units (Class A) of Holdings for $500,000 in cash.  Such Units were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to a sophisticated and accredited individual.

On April 12, 2007, the Company repurchased 350 membership units (Class A) of Holdings from John A. Cora, the former President and Chief Executive Officer of the Company, for $350,000 in cash.  The Company also repurchased 300 membership units (Class A) of Holdings from Dan S. Martinez, the former Chief Operating Officer of the Company, for $300,000 in cash.  The remaining repurchases of membership units for $136,000 in cash were from several former employees where the aggregate total was less than 1% of the total outstanding limited liability company interests of Holdings.

On May 30, 2007, Cynthia P. Kellogg, Chief Financial Officer, purchased 300 membership units (Class A) of Holdings for $300,000 in cash.  Such Units were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to a sophisticated and accredited individual.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palace Entertainment Holdings, Inc.

/s/ Alexander Weber, Jr.
By: Alexander Weber, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 13, 2007

Palace Entertainment Holdings, Inc.

/s/ Cynthia P. Kellogg
By: Cynthia P. Kellogg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 13, 2007

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Section 1350 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

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