Form 10-Q
period 2007-09-30
Palace Entertainment Holdings, Inc.
filed 2007-11-09
CIK 1364580

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

☐ Yes ☒ No

There were 100 shares of common stock with a par value of $0.01 per share outstanding as of September 30, 2007.

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

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(unaudited / in thousands except for share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,648	$2,090
Inventories	2,672	2,124
Prepaid expenses and other current assets	8,248	5,316
Deferred income taxes	—	1,171

Total current assets	27,568	10,701

Property and equipment - net	114,092	114,150

Goodwill	86,504	86,504

Other intangible assets - net	18,359	19,032

Other assets - net	6,424	7,307

TOTAL	$252,947	$237,694

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$3,256	$1,791
Accrued interest	7,596	3,518
Accrued wages and payroll taxes	3,267	2,513
Other accrued liabilities	11,688	10,170
Unearned revenue	2,673	1,323
Current portion of long-term debt	37	848

Total current liabilities	28,517	20,163

Long term debt - less current portion	150,073	150,008
Deferred income taxes	7,900	2,032
Other long term liabilities	7,297	7,296

Total liabilities	193,787	179,499

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDER’S EQUITY
Common Stock, $.01 stated value, 1000 shares authorized, 100 shares issued and outstanding
Additional paid-in capital	55,038	54,633
Accumulated earnings	4,122	3,562

Total shareholder’s equity	59,160	58,195

TOTAL	$252,947	$237,694

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006

(unaudited / in thousands)

	Successor	Successor
	For the three	For the three
	month period ended	month period ended
	September 30, 2007	September 30, 2006

REVENUES - net	$89,158	$82,220

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	42,761	40,865
Selling, general and administrative	8,791	7,558
Depreciation and amortization	4,283	4,728
Loss on disposal of assets	221	—

Total operating costs and expenses	56,056	53,151

OPERATING INCOME	33,102	29,069

OTHER EXPENSE
Interest expense - net	4,230	4,216
Total other expense - net	4,230	4,216

INCOME BEFORE INCOME TAXES	28,872	24,853

INCOME TAX PROVISION	11,452	9,520

NET INCOME	$17,420	$15,333

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006

(unaudited / in thousands)

	Successor	Successor	Predecessor
	For the nine	For the period	For the period
	month period ended	April 13 to	January 1 to
	September 30, 2007	September 30,2006	April 12, 2006

REVENUES - net	$155,695	$121,682	$23,397

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	100,154	70,072	26,190
Selling, general and administrative	20,958	13,030	4,208
Depreciation and amortization	13,512	9,028	4,478
Loss on disposal of assets	186	—	—

Total operating costs and expenses	134,810	92,130	34,876

OPERATING INCOME (LOSS)	20,885	29,552	(11,479)

OTHER EXPENSE
Interest expense - net	13,392	8,370	6,674
Total other expense - net	13,392	8,370	6,674

INCOME (LOSS) BEFORE INCOME TAXES	7,493	21,182	(18,153)

INCOME TAX PROVISION	6,933	9,564	—

NET INCOME (LOSS)	$560	$11,618	$(18,153)

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006

(unaudited / in thousands)

	Successor	Successor	Predecessor
	For the nine month period ended September 30, 2007	For the period April 13 to September 30, 2006	For the period January 1 to April 12,2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$560	$11,618	$(18,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,512	9,028	4,478
Loss on disposal of assets	186		—
Amortization of deferred financing costs	578	364	796
Financed interest payments	—		3,515
Share based compensation	391	667	—
Deferred rent expense	177	218	36
Deferred income taxes	5,868

Changes in net operating assets and liabilities:
Inventories	(548)	(65)	(214)
Prepaid expenses and other current assets	(1,760)	(3,384)	1,105
Other assets	306	1	8
Accounts payable	1,501	(2,121)	1,160
Accrued interest	4,078	7,655	436
Accrued wages and payroll taxes	754	(59)	(167)
Income taxes payable		9,504
Other accrued liabilities	1,498	2,849	(1,347)
Unearned revenue	1,350	(380)	(6)
Other long term liabilities	(3)	(120)	22

Net cash provided by (used in) operating activities	28,448	35,775	(8,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of Festival Fun Parks, LLC, net		(37,599)
Purchases of property and equipment	(12,906)	(6,178)	(3,951)
Payments for disposal of assets	(149)

Net cash used in investing activities	(13,055)	(43,777)	(3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		54,260
Capital contribution	800
Return of capital	(786)	(500)
Proceeds from long term debt	22,000	163,500	13,100
Payments on long term debt	(22,000)	(189,095)	(767)
Payments for cost of financing	—	(5,575)
Payments on capital leases	(849)	(655)	(118)
Distributions to member			(57)

Net cash (used in) provided by financing activities	(835)	21,935	12,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,558	13,933	(124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,090	5,116	5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,648	$19,049	$5,116

See Notes to Condensed Consolidated Financial Statements

PALACE ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, Dollars in thousands)

1.                      ORGANIZATION

On April 12, 2006, Palace Entertainment Holdings, Inc. (the “Company”), a Delaware corporation, acquired Festival Fun Parks, LLC, a Delaware limited liability company (“FFP”). During the period covered by this report and until the consummation of the Transaction described under Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements”, the Company was a 100% owned subsidiary of Palace Holdings Group, LLC (“Holdings”), which is primarily owned by MidOcean Partners, LP (“MidOcean Partners”), a New York and London based private equity firm. FFP was formed on June 23, 1998, with Palace Entertainment, Inc., a Delaware corporation (“PAL”), being the sole member prior to the acquisition. The Company was established to purchase and operate family entertainment centers (“FECs”) and water parks (“WPs”).

At September 30, 2007, the Company owned and operated 33 FECs and WPs (“Parks”). Of the 33 Parks owned at September 30, 2007, 17 are located in California, five are located in Florida, four are located in Texas, and two each are located in Georgia and New York, and one each is located in North Carolina, New Jersey, and New Hampshire. Revenue earned from the Parks located in California represents approximately 43% and 42%, in the aggregate, of the Company’s revenues for the nine month period ended September 30, 2007 and 2006, respectively. Nine of the Parks are WPs featuring such attractions as water slides, flumes, and pools and one is a nature theme park. The other 23 FECs generally feature such attractions as miniature golf, batting cages, children’s parks, go-carts, and video arcades.

For financial reporting purposes, the Company uses a 52- or 53-week fiscal year. The fiscal periods presented, which ended September 30, 2007 and October 1, 2006, consists of 39 weeks, or three quarters of the fiscal year. The fiscal period ends on the Sunday nearest to September 30. For simplicity of presentation, we refer to the 39-week period as ended on September 30.

2.                       SUBSEQUENT EVENT – SALE OF COMPANY

On August 23, 2007, Holdings and the Company entered into a definitive stock purchase agreement (“Stock Purchase Agreement”) to sell all of the issued and outstanding shares of the Company (the “Transaction”) to Centaur Holdings United States, Inc., a Delaware corporation (the “Purchaser”), for an aggregate purchase price of approximately $330,000, plus cash and less the amount of the Company’s outstanding indebtedness as of July 31, 2007.

On October 2, 2007, the Company entered into a Consent and Third Amendment to Credit Agreement (“Third Amendment”) with General Electric Capital Corporation (“GECC”) as agent and lender pursuant to the Company’s existing revolving credit facility (“Credit Agreement”), whereby (i) GECC consented to the change of control arising from the Transaction and (ii) the Company and GECC amended certain terms of the Credit Agreement. Under the terms of the Third Amendment, the Company and GECC, among other things, amended certain covenants and related definitions, including the definitions of “EBITDA,” “Restricted Payment,” “Sponsor” and “Stated Maturity Date,” and other material terms of the Credit Agreement. The aggregate lender commitments under the Credit Agreement were not amended.

The foregoing summary of the material provisions of the Third Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to all provisions of the Third Amendment, a copy of which was attached as Exhibit 1 to the Company’s Current Report on Form 8-K filed October 3, 2007.

Pursuant to the Stock Purchase Agreement, on October 3, 2007, Holdings closed the Transaction with the Purchaser, an affiliate of Parques Reunidos, S.A.U., a Spanish corporation, which is primarily controlled and indirectly majority-owned by funds managed or advised by Candover Partners Limited, a United Kingdom based private equity firm. As a result of the Transaction, the Purchaser currently owns 100% of the voting securities of the Company. In connection with the closing of the Transaction, the Purchaser’s nominees, Richard T. Golding (Chairman), Pedro Cortes and Cynthia P. Kellogg, were appointed as the only directors of the Company. In addition, the Company exercised its contractual option to terminate the employment of Alexander Weber, Jr., as the Chief Executive Officer of the Company

and its wholly-owned subsidiary, Festival Fun Parks, LLC; and Mr. Weber resigned from all other officer and director positions he held with the Company and its subsidiaries effective immediately upon the closing of the Transaction. Pursuant to the terms of Mr. Weber’s employment agreement amendment, he will receive 12 months compensation and certain other severance benefits. The Company has not yet appointed a new Chief Executive Officer.

In conjunction with the closing of the Transaction, the Company terminated all contractual arrangements with MidOcean Partners, including the professional services agreement in effect between the Company and MidOcean Partners as of December 1, 2006. MidOcean Partners was the primary owner of Holdings prior to the closing of the Transaction.

In connection with the Transaction, all  unvested membership interests in Holdings held by current and former members of management, as well as unvested membership interests held members of the Board of Directors of the Company, were automatically vested and all vested and unvested membership interests were acquired by the Purchaser.

The Company currently has outstanding $150,000 of 10 7/8% Senior Notes, Series B, due April 12, 2014 (the “Notes”), which are fully and unconditionally guaranteed by the Company’s subsidiaries. Under the terms of the indenture governing the Notes, the Transaction constituted a “change of control” requiring the Company, within 30 days after the closing of the Transaction, to offer to repurchase the Notes from the holders thereof (“Senior Noteholders”) at a purchase price equal to 101% of the outstanding principal amount of the Notes, together with all accrued but unpaid interest up to but not including the date of repurchase. On October 4, 2007, the Company provided the Senior Noteholders with the required offer to repurchase.

As of the November 1, 2007, Senior Noteholders of 5.9% in aggregate principal amount of the Notes tendered their Notes for repurchase. The Company repurchased those Notes for an aggregate amount of $8,820 with an effective date of November 5, 2007. The Purchaser arranged financing for such repurchase through the Royal Bank of Scotland.

3.                      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

The acquisition in April 2006 of FFP by the Company (the “2006 Acquisition”) (See Footnote 4) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (“SFAS”) No.141 (“SFAS No. 141”), Business Combinations. The purchase price has been allocated to the assets and liabilities of FFP based on their respective fair values. Accordingly, the post-2006 Acquisition Condensed Consolidated Financial Statements reflect all the necessary adjustments required by SFAS No. 141.

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

Long-Lived Assets

Long-lived assets are carried at cost less accumulated depreciation. Long-lived assets are evaluated for potential impairment in accordance with SFAS No. 144 (“SFAS No. 144”) Accounting for Impairment or Disposal of Long Lived Assets at least annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the long-lived asset, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the long-lived asset. The Company estimates the fair value using available market information or other industry valuation techniques, such as present-value calculations. The Company did not record any impairment charges for the three or nine month periods ended September 30, 2007 and 2006. In conjunction with the 2006 Acquisition long-lived assets were revalued at fair market value. (See Footnote 4)

Goodwill

Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value-based test prescribed by SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. The goodwill impairment test prescribed by SFAS No. 142 requires the Company to identify reporting units and to determine estimates of the fair value of the Company’s reporting units as of the date of the test for impairment. The goodwill impairment test is a two-step process. First, the fair value of the reporting unit is compared with its carrying value including goodwill. If the reporting unit’s carrying value exceeds its fair value, an impairment loss is to be recorded to the extent that the carrying value of the goodwill exceeds its implied fair value. The second step determines the fair value of a reporting unit for the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The Company estimates the fair value of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company evaluates goodwill on a separate reporting unit basis to assess recoverability and impairment, if any, are recognized in earnings. The Company has identified twenty reporting units. Goodwill was allocated to the reporting units based on the final purchase price allocation. The Company conducted the goodwill test during the second quarter of fiscal year 2007 and no goodwill impairment was identified in any of its reporting units.

The Company recorded no goodwill impairment losses for the three and nine month period ended September 30, 2007 and 2006.

Other Intangibles Assets

Trademarks are amortized over their estimated useful lives of 20 years and property leases are amortized over the terms of the related leases. The amortization expense relating to trademarks for the three month period ended September 30, 2007 and 2006 was $167 and $169, respectively. The amortization expense relating to trademarks for the nine month period ended September 30, 2007 and 2006 was $500 and $314, respectively.

Other Assets

Financing costs, which are included in other assets, are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the respective loan agreements. At September 30, 2007 and December 31, 2006, deferred financing costs were $4,753 and $5,331, respectively, net of accumulated amortization of $1,131 and $553, respectively. All debt outstanding as of the 2006 Acquisition date was repaid and the related discounts were written off. Additionally, discount on loans was being amortized using the effective interest method over the term of the respective loan agreement. As of September 30, 2007, the Company also had $318 of restricted cash, which is included in other assets that must be used for capital expenditures.

Stock-Based Compensation

PAL, the former parent of FFP, issued stock options to the Company’s employees in 2002. Outstanding options and the related potential compensation amounts were immaterial, and were terminated in April 2006 in connection with the 2006 Acquisition. Following the 2006 Acquisition, Holdings adopted a new stock compensation plan and the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment” to account for the equity incentive units granted. All awards granted, modified, or settled after the date of adoption will be accounted for using the measurement, recognition, and attribution provisions of SFAS No.123(R). Under the fair value recognition provision of this statement, share based compensation costs are measured at the grant date based upon the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite period that is the vesting period. See Footnote 10 for a further description of the plan.

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

Certain FECs sell play cards that do not expire and cannot be redeemed for cash. These sales are recorded as unearned revenue upon the sale of the play cards.  The revenue on play cards is recognized based on their redemption at attractions. Based on our historical redemption patterns, the Company determines as breakage the expected unredeemed amount. The breakage income is recorded in revenue in the Company’s statement of operations based on actual redemption.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. At various times during the nine month period ended September 30, 2007 and 2006, the

Company maintained cash balances in its general cash accounts in excess of Federal Deposit Insurance Corporation insurable limits; however, the Company places its cash with high credit quality financial institutions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the relatively short maturities of such instruments. For the fair value of long-term debt, see Footnote 8.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

In July 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant. The Company has adopted EITF 06-3 and the Condensed Consolidated financial statements conform to its requirements. The Company’s policy is to present the taxes collected from the customers and remitted to governmental authorities on a net basis.

4.                      ACQUISITIONS

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

The final aggregate purchase price allocation is reflected on the accompanying condensed consolidated balance sheet as of September 30, 2007 and there was no change in the aggregate purchase price allocation from the consolidated balance sheet at December 31, 2006. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 12, 2006.

Current assets	$7,303
Property and equipment — net	118,963
Goodwill	86,504
Other intangible assets — net	19,674
Other assets — net	6,395
Current liabilities	(18,569)
Other long term liabilities	(8,095)
Allocated purchase price, including related acquisition costs	$212,175

The excess of the adjusted purchase price over the fair value of the net assets acquired or goodwill has been assigned to our reporting units and has been finalized. The final goodwill assigned to the WP and FEC segment is $60,238 and $26,266 respectively. The final aggregate purchase price allocation and goodwill reflected on the accompanying condensed consolidated balance sheet at September 30, 2007 did not change from the amount reflected on the consolidated balance sheet at December 31, 2006. The goodwill is not amortized and is subject to an annual impairment test in accordance with SFAS No.142, Goodwill and Other Intangible Assets. For income tax purposes, the Company amortizes goodwill and other intangible assets. A goodwill test was performed during the second quarter of fiscal year 2007 and no goodwill impairment was identified.

The trademarks, which are included in other intangible assets, are being amortized using a 20-year useful life. The intangible asset related to the property leases advantage and the deferred credit related to property leases disadvantage are being amortized over the related lease terms on straight-line basis over the individual remaining lease terms.

On March 8, 2007, the Company purchased certain water park assets located in Sacramento, California from Premier. The Company has renamed the WP Raging Waters Sacramento. The asset purchase was recorded at its fair value for a cash amount of $950. The Company did not record any intangible assets, trademarks or other assets. In addition, there were no liabilities assumed as a result of the transaction. The majority of the assets purchased relates to rides and attractions and were recorded to property and equipment at fair value.

See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements” for information relating to the acquisition of the Company on October 3, 2007.

The following condensed consolidated pro forma income statement information includes the three and nine month periods ended September 30, 2006. The pro forma adjustments reflect the purchase of FFP, the extinguishment of the prior debt and its replacement with the Notes and the Revolver. The pro-forma also adjusts interest expense based upon the terms of the agreements governing the Notes and the Revolver. The financial information below also substitutes the MidOcean Partners advisory fee for the Windward management fee and adjusts for the effect of the directors/officers and representations/warranties insurance policies issued in connection with the sale transaction. We have adjusted depreciation and amortization for property and equipment, trademarks and leases based on the purchase price allocation.

The Raging Waters Sacramento WP has also been included in the 2006 pro forma income statement and assumes the Park has been operating since January 1, 2006.

Palace Entertainment Holdings Inc.
Consolidated and Condensed Pro forma Income Statement
Three Month Period Ended September 30, 2006
(Unaudited)

September 30, 2006

REVENUES — NET	$84,149

INCOME FROM CONTINUING OPERATIONS	$25,446

NET INCOME	$25,446

Palace Entertainment Holdings Inc.
Consolidated and Condensed Pro forma Income Statement
Nine Month Period Ended September 30, 2006
(Unaudited)

September 30, 2006

REVENUES — NET	$148,083

INCOME FROM CONTINUING OPERATIONS	$3,825

NET INCOME	$3,825

On a pro forma basis for the three and nine month period ended September 30, 2006, the Company had no tax expense and a 0% effective tax rate due to the net losses and full valuation reserves on a pro forma basis.

5.                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30	December 31
	2007	2006

Prepaid insurance	$678	$1,261
Prepaid rent	1,135	1,090
Accounts receivable	3,767	780
Income tax receivable	763	560
Other current assets	1,905	1,625

Total	$8,248	$5,316

6.                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30	December 31
	2007	2006

Land	$158	$158
Buildings and leasehold improvements	58,949	56,338
Equipment and fixtures	18,035	14,234
Games	5,347	3,772
Rides and attractions	56,274	51,476

Total	138,763	125,978

Less accumulated depreciation and amortization	25,335	12,439

Add construction in progress	664	611

Total	$114,092	$114,150

7.                      OTHER INTANGIBLE ASSETS - NET

The following are the gross carrying amounts and accumulated amortization of other intangible assets as of September 30, 2007 and December 31, 2006:

September 30, 2007

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Other intangible assets
Trademarks	$13,328	$976	$12,352
Property leases advantage	6,346	339	6,007
Total	$19,674	$1,315	$18,359

December 31, 2006

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Other intangible assets
Trademarks	$13,328	$476	$12,852
Property leases advantage	6,346	166	6,180
Total	$19,674	$642	$19,032

The future amortization on trademarks and property leases advantage as of September 30, 2007 are as follows:

Year Ending		Property Leases
December 31,	Trademarks	Advantage	Total

2007 (3 months)	$167	$58	$225

2008	666	231	$897

2009	666	231	$897

2010	666	231	$897

2011	666	231	$897

Thereafter	9,521	5,025	$14,546

Total	$12,352	$6,007	$18,359

The amortization of trademarks is recorded to amortization expense. The amortization of property leases advantage is recorded as additional rent expense. The amortization of property leases disadvantage is recorded as an offset to rent expense. The future amortization of property leases disadvantage recorded in other long term liabilities as of September 30, 2007 is as follows:

Year Ending	Property Leases
December 31,	Disadvantages

2007 (3 months)	$(36)

2008	(141)

2009	(141)

2010	(141)

2011	(141)

Thereafter	(3,121)

Total	$(3,721)

8.                      LONG-TERM DEBT

See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements” for information relating to the acquisition of the Company on October 3, 2007 and the amendment to the Revolver entered into subsequent to September 30, 2007.

Long-term debt at September 30, 2007 and December 31, 2006 consists of the following:

	September 30	December 31
	2007	2006

10 7/8% Senior Notes (1)	$150,000	$150,000
Revolving line of credit - GE Capital (2)	—	—
Capital lease obligations (3)	110	856

Total	150,110	150,856

Less current portion	37	848

Total long-term debt	$150,073	$150,008

(1)                                 10 7/8% Senior Notes

In connection with the 2006 Acquisition, FFP issued its 10 7/8% Senior Notes, Series A, due April 12, 2014, which are fully and unconditionally guaranteed by the Company. Interest is payable in semi-annual installments on October 15 and April 15 of each successive year. As of September 30, 2007 and December 31, 2006, the fair value of the Notes was $150,750 and $151,500, respectively. The Company was in compliance with its covenant requirements as of September 30, 2007.

(2)                                 Revolving line of credit — GE Capital

Under the Revolver, the Company has a revolving line of credit up to a maximum of $40,000, maturing no later than April 12, 2012. Interest is payable periodically at the prime rate plus a margin of 1.75% or the London Inter Bank Offered Rate (“LIBOR”) plus a margin of 2.75% based upon the Company’s election. There was no outstanding balance as of September 30, 2007 and December 31, 2006. The margin can vary based on the Company’s debt to earnings ratio. Under the Revolver, the Company had certain letters of credit outstanding to secure its workers compensation and general liability insurance policies. Letters of credit outstanding at September 30, 2007 and December 31, 2006 was $3,787 and $4,325, respectively. The fair value of the outstanding balance on the Revolver approximates its carrying value.

The Revolver is secured by substantially all of the Company’s assets. The Company was in compliance with its covenant requirements as of September 30, 2007.

(3)                                 Capital Lease Obligations

Capital lease obligations secured by applicable equipment with a net book value of $615 and $648 at September 30, 2007 and December 31, 2006, respectively, are payable in periodic installments.

9.                      RELATED-PARTY TRANSACTIONS

See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements” for information relating to the termination of the professional services agreement.

A professional services agreement was in effect between the Company and MidOcean Partners as of September 30, 2007. The agreement provided for quarterly payments of $250. These fees were paid quarterly and included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The term of this agreement is through April 12, 2016. Additionally, MidOcean Partners was entitled to reimbursement of certain expenses. As of September 30, 2007 and December 31, 2006, the Company had a prepaid balance of $81 relating to the professional services agreement.

10.               STOCK COMPENSATION PLANS

See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements” for information relating to Units described below.

PAL, the former parent of FFP, issued stock options to Company employees in 2002.  Outstanding options and the related potential compensation were immaterial and were terminated as of April 12, 2006 in connection with the 2006 Acquisition.

Holdings adopted a share-based compensation plan (the “Plan”) for certain management employees and directors of the Company. The Company has accounted for the fair value of grants made under the Plan in accordance with SFAS No. 123(R). Holdings issued equity incentive units (“Units”) in May 2007, March 2007 and June 2006.

Under the Plan, Holdings granted Units to selected management personnel and directors of the Company. Units are granted at the discretion of the Board of Directors. The Class B Units vest in equal 1/20th amounts at the end of each full quarter following the grant date and the Class C Units fully vest at the date of the grant. Vesting on the Class B was subject to acceleration in the event of a liquidating event, such as, the approved sale of the Company, including by way of merger or consolidation as well as the sale of publicly traded securities of the Company. The accelerated vesting was subject to the achievement of specified internal rate of return and return on investment hurdles based on MidOcean Partners’ initial investment. In the event those hurdles were not be met at the time of a liquidating event, the Units would continue to vest quarterly over the rest of the original five year service period, with the exception of the B-2 Units, which were forfeitable on the date of the liquidating event if the hurdles were not met.

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

The compensation cost that has been charged against income for the Plan was $151 and $391 for the three and nine month period ended September 30, 2007, respectively. The compensation cost that has been charged against income for the Plan was $209 and $667 for the three and nine month period ended September 30, 2006, respectively. As of September 30, 2007, there was $2,564 of total unrecognized compensation cost related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of 4.4 years. Based on the current outstanding Units, total stock-based compensation expense for the full fiscal year 2007 is expected to be approximately $542.

A summary of the Units granted during the period and outstanding as of September 30, 2007 is presented below:

Amounts below are reported in whole numbers

	Number of units	Weighted Average Fair Value	Number of units	Weighted Average Fair Value	Number of units	Weighted Average Fair Value	Number of units	Weighted Average Fair Value
	B1		B2		B3		C

Units outstanding at January 1, 2007	3,673	$482	6,122	$308	2,449	$201	415	$1,000
Granted	2,428	414	4,047	193	1,619	82	—	—
Repurchased	(257)	482	(428)	308	(171)	201	—	—
Forfeited	(2,314)	482	(3,857)	308	(1,543)	201	—	—
Units outstanding at March 31, 2007	3,530	435	5,884	229	2,354	119	415	1,000
Granted	408	427	680	185	272	50	—	—
Repurchased	(61)	482	(102)	308	(41)	201	(31)	1,000
Forfeited	(347)	482	(578)	308	(231)	201	—	—
Units outstanding at June 30, 2007	3,530	429	5,884	215	2,354	102	384	1,000
Granted	—	—	—	—	—	—	—	—
Repurchased	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Units outstanding at September 30, 2007	3,530	$429	5,884	$215	2,354	$102	384	$1,000

Vested Number of Units as of September 30, 2007	437		728		291		384

Unvested Number of Units as of September 30, 2007	3,093		5,156		2,063		—

11.               COMMITMENTS AND CONTINGENCIES

Lease Expense

As of September 30, 2007, the Company leased the land for all 33 Parks. Of the 33 Parks, 30 lease the land from third parties under noncancelable operating leases that expire on various dates through 2041. The leases for the facilities in Kingwood, Texas (Mountasia™), Vernon, New Jersey (“Mountain Creek”) and Sacramento, California (“Raging Waters Sacramento”) contain early termination provisions allowing the landlords to terminate the lease prior to the end of its term. The Mountain Creek and Raging Waters Sacramento early termination provisions stipulate the payment of compensation to the Company should the landlord exercise its option for early termination. The landlord at Kingwood has exercised the option for early termination effective November 16, 2007. The ground leases for certain Parks require the Company to pay minimum monthly or annual rentals, which are adjusted periodically based on changes in the Consumer Price Index or a percentage of sales method. The ground leases for certain of the Parks require monthly rentals based on a percentage of gross revenues derived from the operations of the premises. In addition, the ground leases require the payment of property taxes and certain leases require the payment of common area expenses. Certain of the leases provide the Company with options to renew for various periods of time. In addition, certain leases provide the Company with options to purchase the leased premises in accordance with the terms of those lease agreements, and certain other leases provide the Company with the right of first refusal in the event that the lessors decide to sell the land during the term of the leases.

In addition, the Company leases its corporate office facilities from an unaffiliated third party under a non-cancelable operating lease, which expires in 2009.

For the three month period ended September 30, 2007 and 2006, rent expense charged to cost of revenue in the Condensed Consolidated Statement of Operations, excluding property taxes, amounted to $5,321 and $5,021, respectively. For the nine month period ended September 30, 2007 and 2006, rent expense charged to cost of revenue in the Condensed Consolidated Statement of Operations, excluding property taxes, amounted to $13,346 and $12,865, respectively.

The future minimum lease payments required under noncancelable Park leases and office leases as of September 30, 2007, are as follows:

Year Ending
December 31,	Park Leases	Corporate Office Lease

2007 (3 months)	$3,402	$104
2008	13,360	427
2009	13,281	—
2010	13,329	—
2011	13,504	—
Thereafter	224,448	—
Total	$281,324	$531

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of September 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company and MidOcean Partners were named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the 2006 Acquisition.  The plaintiff, Steven Crowley (“Crowley”), asserted five claims in his Amended Complaint dated January 5, 2007.  Crowley purported to hold the Company responsible for the alleged breach of a finder’s agreement between Crowley and VisionMaker, LLC, an entity unrelated to the Company.  The Company filed a motion to dismiss the complaint and requested that Crowley not be granted leave to amend.  The motion was heard by the United States District Court for the Southern District of New York and was granted in its entirety on September 24, 2007.  The case has therefore been dismissed, and barring an appeal, the litigation is concluded.

12.               INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and various state income and franchise tax returns. The Company uses the estimated effective tax rate for the year to determine the provision for income taxes for interim periods. The Company recorded an income tax provision of $6,933 for the nine month period ended September 30, 2007. As of September 30, 2007, the Company has recorded a valuation allowance of $3,896. The valuation allowance was determined based on the excess of the projected 2007 fiscal year net operating losses that cannot be offset against the prior year’s taxable income recognized during the period April 13 to December 31, 2006.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine month period ended September 30, 2007. Our effective tax rate differs from the federal statutory rate primarily due to state taxes, non-deductible expenses, and the valuation allowance.

13.               SEGMENT INFORMATION DISCLOSURE

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

The Company has two reportable segments: FECs and WPs. FECs primarily offer miniature golf, batting cages, children’s parks, go-carts, and video arcades. WPs feature water slides, flumes, and pools as their primary attractions. The accounting policies of the segments are the same as those described in Footnote 3. Operating income (loss) of segments does not include interest income or expense and provision for income taxes and also excludes corporate items, such as general and administrative expenses and corporate depreciation expense. Identifiable assets are those used in the Company’s operations in each segment. Corporate assets consist primarily of deferred financing costs, deposits, property and equipment, and cash and cash equivalents.

The goodwill assigned to the WPs and FECs was $60,238 and $26,266, respectively.

SEGMENT DATA:

SEGMENT DATA:

Successor

For the three month period ended September 30, 2007

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital
	Net	and Amortization	Amortization	Expenditures

FEC	$24,624	$6,096	$2,247	$1,330
WP	64,534	35,571	1,641	923

Total operations	89,158	41,667	3,888	2,253
Corporate			395	259

Total	$89,158		$4,283	$2,512

Reconciliation to net income:

Corporate expenses		(4,061)
Interest expense - net		(4,230)
Depreciation and amortization		(4,283)
Loss on disposal of assets		(221)
Income tax provision		(11,452)
Net income		$17,420

SEGMENT DATA:

Succcessor

For the three month period ended September 30, 2006

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital
	Net	and Amortization	Amortization	Expenditures

FEC	$24,294	$6,113	$2,603	$1,561
WP	57,926	30,767	1,626	1,150

Total operations	82,220	36,880	4,229	2,711
Corporate			499	111

Total	$82,220		$4,728	$2,822

Reconciliation to net income:

Corporate expenses		(3,083)
Interest expense - net		(4,216)
Depreciation and amortization		(4,728)
Income tax provision		(9,520)
Net income		$15,333

SEGMENT DATA:

SEGMENT DATA:

Successor

For the nine month period ended September 30, 2007

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital
	Net	and Amortization	Amortization	Expenditures

FEC	$67,763	$15,593	$7,396	$5,144
WP	87,932	30,453	4,944	7,367

Total operations	155,695	46,046	12,340	12,511
Corporate			1,172	462

Total	$155,695		$13,512	$12,973

Reconciliation to net income:

Corporate expenses		(11,463)
Interest expense - net		(13,392)
Depreciation and amortization		(13,512)
Loss on disposal of assets		(186)
Income tax provision		(6,933)
Net income		$560

SEGMENT DATA:

Successor

For the period April 13 to September 30, 2006

		Segment Earnings
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital
	Net	and Amortization	Amortization	Expenditures

FEC	$46,447	$12,430	$5,289	$2,862
WP	75,235	31,677	2,871	3,193

Total operations	121,682	44,107	8,160	6,055
Corporate			868	123

Total	$121,682		$9,028	$6,178

Reconciliation to net income:

Corporate expenses		(5,527)
Interest expense - net		(8,370)
Depreciation and amortization		(9,028)
Gain on disposal of assets		0
Income tax provision		(9,564)
Net income		$11,618

SEGMENT DATA:

Predecessor

For the period January 1 to April 12, 2006

		Segment Earnings (Loss)
		Before Interest
		Taxes,	Depreciation
	Revenues	Depreciation	and	Capital
	Net	and Amortization	Amortization	Expenditures

FEC	$19,268	$1,723	$1,790	$1,104
WP	4,129	(5,881)	2,280	2,801

Total operations	23,397	(4,158)	4,070	3,905
Corporate			408	47

Total	$23,397		$4,478	$3,952

Reconciliation to net loss:

Corporate expenses		(2,843)
Interest expense - net		(6,674)
Depreciation and amortization		(4,478)
Gain on disposal of assets		—
Income tax provision		—
Net loss		$(18,153)

14.               SEPARATE FINANCIAL INFORMATION OF SUSIDIARY GUARANTORS OF INDEBTEDNESS

As described in Footnotes 4 and 8, FFP issued $150,000 in aggregate principal amount of 10 7/8% Senior Notes, Series A, due in 2014. The Notes are guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. All guarantees are full and unconditional and joint and several.

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

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Balance Sheet as of September 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$16,440	$208	$—	$16,648
Inventories	—	1,364	1,308	—	2,672
Prepaid expenses and other current assets	—	5,304	2,944	—	8,248
Deferred income taxes	—	—	—	—	—
Total current assets	—	23,108	4,460	—	27,568

Property and equipment - net	—	55,447	58,645	—	114,092
Goodwill	—	53,778	32,726	—	86,504
Other intangible assets - net	—	11,326	7,033	—	18,359
Other assets - net	—	6,244	180	—	6,424
Due from subsidiaries	—	91,595	—	(91,595)	—
Investment in subsidiaries	59,160	8,012	—	(67,172)	—
TOTAL	$59,160	$249,510	$103,044	$(158,767)	$252,947

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$3,256	$—	$—	$3,256
Accrued interest	—	7,596	—	—	7,596
Accrued wages and payroll taxes	—	3,267	—	—	3,267
Other accrued liabilities	—	11,688	—		11,688
Unearned revenue	—	818	1,855	—	2,673
Current portion of long term debt	—	35	2	—	37
Total current liabilities	—	26,660	1,857	—	28,517

Long term debt - less current portion	—	150,073	—	—	150,073
Deferred income taxes	—	7,900	—	—	7,900
Other long term liabilities	—	5,717	1,580	—	7,297
Total liabilities	—	190,350	3,437	—	193,787

Due to parent	—	—	91,595	(91,595)	—
Shareholder’s equity	59,160	59,160	8,012	(67,172)	59,160
TOTAL	$59,160	$249,510	$103,044	$(158,767)	$252,947

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Balance Sheet as of December 31, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$1,966	$124	$—	$2,090
Inventories	—	896	1,228		2,124
Prepaid expenses and other current assets	—	4,538	778		5,316
Deferred income taxes	—	1,171	0		1,171
Total current assets	—	8,571	2,130	—	10,701

Property and equipment - net	—	54,309	59,841		114,150
Goodwill	—	86,504	—		86,504
Other intangible assets - net	—	11,734	7,298		19,032
Other assets - net	—	7,163	144		7,307
Due from subsidiaries		57,340		(57,340)
Investment in subsidiaries	58,195	9,523		(67,718)	—
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$1,791	$—	$—	$1,791
Accrued interest	—	3,518	—		3,518
Accrued wages and payroll taxes	—	2,513	—		2,513
Other accrued liabilities	—	9,640	530		10,170
Unearned revenue	—	141	1,182		1,323
Current portion of long term debt	—	11	837		848
Total current liabilities	—	17,614	2,549	—	20,163

Long term debt - less current portion	—	150,007	1		150,008
Deferred income taxes	—	2,032	0		2,032
Due to parent	—		57,340	(57,340)	—
Other long term liabilities	—	7,296	0		7,296
Total liabilities	—	176,949	59,890	(57,340)	179,499

Shareholder’s equity	58,195	58,195	9,523	(67,718)	58,195
TOTAL	$58,195	$235,144	$69,413	$(125,058)	$237,694

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations for the Three Month Period Ended September 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$42,969	$46,189	$—	$89,158

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	—	24,050	18,711	—	42,761
Selling, general and administrative	—	6,164	2,627	—	8,791
Depreciation and amortization	—	2,655	1,628	—	4,283
Loss on disposal of assets	—	221	0	—	221

Total operating costs and expenses	—	33,090	22,966	—	56,056

OPERATING INCOME	—	9,879	23,223	—	33,102

Equity income in earnings of subsidiaries	17,420	23,223	—	(40,643)	—

OTHER EXPENSE
Interest expense - net	—	4,230	—	—	4,230

Income before income taxes	17,420	28,872	23,223	(40,643)	28,872

Income tax provision	—	11,452	—	—	11,452

Net income	$17,420	$17,420	$23,223	$(40,643)	$17,420

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations for the Three Month Period Ended September 30, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$40,529	$41,691	$—	$82,220

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)		22,418	18,447		40,865
Selling, general and administrative		4,804	2,754		7,558
Depreciation and amortization		2,647	2,081		4,728
Gain on disposal of assets			0

Total operating costs and expenses	—	29,869	23,282	—	53,151

OPERATING INCOME	—	10,660	18,409	—	29,069

Equity income in earnings of subsidiaries	15,333	18,409	0	(33,742)	—

OTHER EXPENSE
Interest expense - net	—	4,216	0	—	4,216

Income before income taxes	15,333	24,853	18,409	(33,742)	24,853

Income tax provision	—	9,520	0	—	9,520

Net income	$15,333	$15,333	$18,409	$(33,742)	$15,333

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations for the Nine Month Period Ended September 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$89,027	$66,668	$—	$155,695

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	—	61,947	38,207	—	100,154
Selling, general and administrative	—	15,626	5,332	—	20,958
Depreciation and amortization	—	8,454	5,058	—	13,512
Loss on disposal of assets	—	186	—	—	186

Total operating costs and expenses	—	86,213	48,597	—	134,810

OPERATING INCOME	—	2,814	18,071	—	20,885

Equity income in earnings of subsidiaries	560	18,071	—	(18,631)	—

OTHER EXPENSE
Interest expense - net	—	13,392	—	—	13,392

Income before income taxes	560	7,493	18,071	(18,631)	7,493

Income tax provision	—	6,933	—	—	6,933

Net income	$560	$560	$18,071	$(18,631)	$560

Successor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations for the Period Ended April 13 to September 30, 2006 (in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated
REVENUES - net	$—	$65,238	$56,444	$—	$121,682

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)		39,412	30,660		70,072
Selling, general and administrative		8,610	4,420		13,030
Depreciation and amortization		6,686	2,342		9,028
Gain on disposal of assets			0

Total operating costs and expenses	—	54,708	37,422	—	92,130

OPERATING INCOME	—	10,530	19,022	—	29,552

Equity income in earnings of subsidiaries	11,618	19,022	0	(30,640)	—

OTHER EXPENSE
Interest expense - net	—	8,370	0	—	8,370

Income before income taxes	11,618	21,182	19,022	(30,640)	21,182

Income tax provision	—	9,564	0	—	9,564

Net income	$11,618	$11,618	$19,022	$(30,640)	$11,618

Predecessor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Operations for the Period Ended January 1 to April 12, 2006 (in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated
REVENUES - net	$17,818	$5,579	$—	$23,397

OPERATING COSTS AND EXPENSES
Cost of revenue (exclusive of depreciation and amortization shown below)	18,148	8,042		26,190
Selling, general and administrative	3,151	1,057		4,208
Depreciation and amortization	2,825	1,653		4,478
Gain on disposal of assets

Total operating costs and expenses	24,124	10,752	—	34,876

OPERATING LOSS	(6,306)	(5,173)	—	(11,479)

Equity loss in earnings of subsidiaries	(5,173)	0	5,173	—

OTHER EXPENSE
Interest expense - net	6,674	0	—	6,674

Loss before income taxes	(18,153)	(5,173)	5,173	(18,153)

Income tax provision	0	0	—

Net loss	$(18,153)	$(5,173)	$5,173	$(18,153)

SUCCESSOR

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Cash Flows for the Nine Month Period Ended September 30, 2007 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

Net cash provided by operating activities	—	7,457	20,991	—	28,448

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment		(9,052)	(3,854)		(12,906)
Payments for disposal of assets		(149)			(149)

Net cash used in investing activities	—	(9,201)	(3,854)	—	(13,055)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	800	—	—	—	800
Return of capital	(786)	—	—	—	(786)
Proceeds from issuance of long term debt	22,000	—	—	—	22,000
Payments on long term debt	(22,000)	—	—	—	(22,000)
Advances to related party	(14)		(17,053)	17,067	—
Advances from related party	—	17,067	—	(17,067)	—
Payments on capital leases	—	(849)	—	—	(849)
Distributions to member	—	—	—	—	—

Net cash provided by (used in) financing activities	—	16,218	(17,053)	—	(835)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	14,474	84	—	14,558

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		1,966	124		2,090

CASH AND CASH EQUIVALENTS, END OF PERIOD		$16,440	$208		$16,648

SUCCESSOR

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Cash Flows for the Period Ended April 13 to September 30, 2006 ( in thousands)

	Holdings	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	Holdings Consolidated

Net cash provided by operating activities	23,236	35,677	19,120	(42,258)	35,775

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of FFP, net	(37,599)				(37,599)
Purchases of property and equipment		(3,397)	(2,781)		(6,178)
Proceeds from disposal of assets		—

Net cash used in investing activities	(37,599)	(3,397)	(2,781)	—	(43,777)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	54,260				54,260
Capital contribution
Return of capital	(500)				(500)
Proceeds from issuance of long term debt	163,500				163,500
Payments on long term debt		(189,095)			(189,095)
Payments for cost of financing	(5,575)				(5,575)
Advances to related party	(197,322)	(8,095)	—	205,417
Advances from related party		178,596	(15,437)	(163,159)
Payments on capital leases		183	(838)		(655)
Distributions to member

Net cash provided by (used in) financing activities	14,363	(18,411)	(16,275)	42,258	21,935

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	13,869	64	—	13,933

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,975	141		5,116

CASH AND CASH EQUIVALENTS, END OF PERIOD		$18,844	$205		$19,049

Predecessor

Palace Entertainment Holdings, Inc.

Condensed Consolidated Statement of Cash Flows For The Period Ended January 1 to April 12, 2006 ( in thousands)

	Festival Fun Parks	Combined Guarantor Subsidiaries	Eliminations	FFP Consolidated
Net cash used in operating activities	(5,481)	(2,850)		(8,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,269)	(2,682)		(3,951)
Proceeds from disposal of assets

Net cash used in investing activities	(1,269)	(2,682)	—	(3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock
Capital contribution
Return of capital
Proceeds from issuance of long term debt	13,100			13,100
Payments on long term debt	(767)			(767)
Payments for cost of financing
Advances to related party	(5,558)	—	5,558
Advances from related party		5,558	(5,558)
Payments on capital leases	(118)	—		(118)
Distributions to member	(57)			(57)

Net cash provided by financing activities	6,600	5,558	—	12,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(150)	26	—	(124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,125	115		5,240

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,975	$141		$5,116

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the largest operators of WPs and FECs in the United States, based on the number of Parks operated. As of September 30, 2007, we operated a geographically diverse portfolio of 33 Parks in eight states with an attendance that we estimate to be in excess of 10 million guests in 2007. Each of our Parks is a well-established business with a long operating history, with our WPs and our FECs having been in operation for an average of over 24 years and 19 years, respectively. We operate our Parks under several established brand names such as Wet ’N Wild®, Splish Splash™, Raging Waters®, Malibu Grand Prix®, Mountasia™, SpeedZone®, Big Kahuna’s®, Silver Springs® and Boomers!®.

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

Our operating costs and expenses consist of the following: cost of revenue, which primarily includes costs of products sold like food and beverage, arcade redemption prizes and merchandise; salaries and benefits, which include the costs of our park level full-time and part time employees; operating and maintenance, which includes outside services, supplies, spare parts, and utilities; rent (a portion of which are percentage rents) and property taxes, which includes all park level rent and property tax expenses (offset by rental income earned from the sublease of building space and/or land); selling, general and administrative expenses, which includes all corporate overhead including corporate salaries, office rent, insurance costs and fees to outside professional service providers, other operating costs which include all advertising, promotion and marketing program expenses (including television, radio and print advertising); and depreciation and amortization, which is primarily related to our leasehold improvements, equipment and trademarks. All of our facilities are on leased property. Certain of our expenses are relatively fixed, and costs for full-time employees, outside services, maintenance, utilities, insurance, depreciation and amortization and occupancy costs do not vary significantly with attendance. We add significant numbers of seasonal employees during the warmer months of the year, primarily from Memorial Day to Labor Day. Our seasonal workforce consists of high-school aged young adults and teachers who work on an hourly basis during our operating season for our WPs and year-round with peak summer employment for our FECs. A significant number of our hourly personnel at our facilities are paid at rates related to the federal minimum wage. Under federal and state child labor laws, we are regulated in the number of hours, the times and the types of jobs that youths up to the age of 18 are permitted to work.

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

Our business is concentrated geographically and by the size of our Parks. Seventeen of our Parks are located in California and accounted for 43% of our revenue for the nine month period ended September 30, 2007.

The period April 13, 2006 to September 30, 2006 reflects the results of operations by the Company following the acquisition of FFP while the period January 1 to April 12, 2006 reflect the operations of FFP pre-acquisition.  Therefore, the periods are not comparable.  However, for the purpose of comparing the operations for the three and nine months ended September 30, 2007 and 2006, the pre-acquisition and post-acquisition periods in 2006 have been combined in the discussions below:

Comparison of Three Month Period Ended September 30, 2007 and 2006

Our combined net income was $17.4 million and $15.3 million for the three month period ended September 30, 2007 and 2006, respectively. The following table sets forth statement of operations data and other data for the periods indicated:

	For the three months ended September 30,
	2007	2006
	(Dollars in thousands)

Statement of operations:

Revenues
FECs	$24,624	$24,294
WPs	64,534	57,926
Total revenues	89,158	82,220

Operating costs and expenses
Cost of revenues	42,761	40,865
% of revenues	48.0%	49.7%
Selling, general and administrative	8,791	7,558
% of revenues	9.9%	9.2%
Depreciation and amortization	4,283	4,728
Loss on disposal of assets	221	0
Total operating costs and expenses	56,056	53,151
Operating income	33,102	29,069
Interest expense, net	4,230	4,216
Net income before income taxes	28,872	24,853
Income tax provision	11,452	9,520

Net income	$17,420	$15,333

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net income of the segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	For the three months ended September 30,		For the three months ended September 30,
	WPs		FECs
	2007	2006	2007	2006
Revenues, net	$64,534	$57,926	$24,624	$24,294
Segment level income (1)	35,571	30,767	6,096	6,113
Segment level capital expenditures	923	1,150	1,330	1,561

(1)             See Footnote 13, Segment Information Disclosure, in the “Notes to the Condensed Consolidated Financial Statements” for the reconciliation between segment-level earnings and the Company’s net income.

	For the three months ended September 30,
	2007	2006

WP operating data:

WP Attendance	2,085,352	1,923,474

Revenue per guest	$30.95	$30.12

Three month period ended September 30, 2007 and 2006

Revenue. Revenue for the three month period ended September 30, 2007 totaled $89.2 million compared to $82.2 million for the three month period ended September 30, 2006, an increase of $6.9 million or 8.4%. FEC revenues increased $0.3 million or 1.4% over the same period in 2006. Good weather in the Texas, New York and Georgia locations in particular combined with pricing initiatives and last year’s initiatives to improve the park appearances and the quality of the guest service contributed to this revenue increase. WP revenue increased by $6.6 million or 11.4% over the same period in 2006. The WP revenue increase includes $2.0 million of revenue for Raging Waters Sacramento which is a new park that began operations in the second quarter of 2007. The additional revenue increase at the WPs is also attributed to pricing initiatives, heavier season pass revenue and increased attendance.

Cost of revenue. Our park level operating expenses totaled $42.8 million for the three month period ended September 30, 2007 compared to $40.9 million for the same period in 2006, an increase of $1.9 million or 4.6%. Operating expenses as a percentage of revenue decreased to 48.0% in 2007 compared to 49.7% in 2006. The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.3 million or 4.6% for the three month period ended September 30, 2007 compared to the same period in 2006 primarily due to revenue driven incremental food, beverage and merchandise costs.

•                  Salaries and benefits increased $0.7 million or 4.2% for the three month period ended September 30, 2007 compared to the same period in 2006. The primary cause of the increase was due to the newly acquired park, Raging Waters Sacramento. With revenue increasing 8.4%, the Company has controlled and leveraged labor during this period by reducing overall hours and improving productivity. This was accomplished despite minimum wage increases.

•                  Operating and maintenance costs were increased $0.4 million or 3.4% for the three month period ended September 30, 2007 compared to the same period in 2006. The primary cause of the increase was due to the newly acquired park, Raging Waters Sacramento.

•                  Rent and property taxes increased $0.4 million or 6.8% for the three month period ended September 30, 2007 compared to the same period in 2006 as a result of the addition of the new park, Raging Waters Sacramento. The increase is also due to an increase in revenue, as several of the rent agreements have rent expense based on a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $8.8 million for the three month period ended September 30, 2007 compared to $7.6 million for the same period in 2006, an increase of $1.2 million or

16.3%. The primary causes were a $0.7 million increase in M&A costs relating to the acquisition noted in Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements”, a $0.4 million increase in bonuses due to an expectation of a better year than 2006, and a $0.1 million increase in professional audit and legal fees attributable to being a public company.

Depreciation and amortization. Depreciation and amortization expenses totaled $4.3 million for the three month period ended September 30, 2007 as compared to $4.7 million during the same period in 2006, a decrease of $0.4 million or 9.4%. This decrease is due primarily to assets that have been fully depreciated.

Interest expense, net. Interest expense, net was comparable for the three month period ended September 30, 2007 to the same period in 2006.

Income tax provision. The Company recorded an income tax provision of $11.5 million for the three month period ended September 30, 2007 compared to $9.5 million for the three month period ended September 30, 2006. The primary difference was a valuation allowance of $1.6 million that was included in the income tax provision in 2007. The valuation allowance was determined based on the excess of the projected 2007 fiscal year net operating losses that cannot be offset against the prior year’s taxable income recognized during the stub period April 13 to December 31, 2006.

Comparison of Nine Months Ended September 30, 2007 and 2006

Our combined net income was $0.6 million for the nine month period ended September 30, 2007 and our combined net loss was $6.5 million for the nine month period ended September 30, 2006. The following table sets forth statement of operations data and other data for the periods indicated:

	For the nine month period ended September 30,
	2007	2006
	(Dollars in thousands)

Statement of operations:

Revenues
FECs	$67,763	$65,715
WPs	87,932	79,364
Total revenues	155,695	145,079

Operating costs and expenses
Cost of revenues	100,154	96,262
% of revenues	64.3%	66.4%
Selling, general and administrative	20,958	17,238
% of revenues	13.5%	11.9%
Depreciation and amortization	13,512	13,506
Loss on disposal of assets	186	0
Total operating costs and expenses	134,810	127,006
Operating income	20,885	18,073
Interest expense, net	13,392	15,044
Net income before income taxes	7,493	3,028
Income tax provision	6,933	9,564

Net income (loss)	$560	$(6,535)

We have two reportable segments, FECs and WPs. The accounting policies of the segments are the same as those described in critical accounting policies below. Net Income (loss) of the segments does not include interest income or expense and provision for income taxes. The following table sets forth certain statement of operations data by segment and other data for the periods indicated:

	For the nine month period ended September 30,		For the nine month period ended September 30,
	WPs		FECs
	2007	2006	2007	2006
Revenues, net	87,932	79,364	67,763	65,715
Segment level income (1)	30,453	25,794	15,593	14,153
Segment level capital expenditures	7,367	5,993	5,144	3,965

(1)             See Footnote 13, Segment Information Disclosure, in the “Notes to the Condensed Consolidated Financial Statements” for the reconciliation between segment-level earnings and the Company’s net income.

	For the nine month period ended September 30,
	2007	2006

WP operating data:

WP Attendance	2,935,943	2,756,638

Revenue per guest	$29.95	$28.79

Nine months ended June 30, 2007 and 2006

Revenue. Revenue for the nine month period ended September 30, 2007 totaled $155.7 million compared to $145.1 million for the nine month period ended September 30, 2006, an increase of $10.6 million or 7.3%. FEC revenues increased $2.0 million or 3.1% over the same period in 2006. This was achieved despite unfavorable weather in Texas that adversely effected four FEC locations. Good weather in California and the southeast locations combined with pricing initiatives, increased capital spending, and last year’s initiatives to improve the park appearances and the quality of the guest service contributed to this revenue increase. WP revenue increased by $8.6 million or 10.8% over the same period in 2006. WP revenue includes $3.0 million of revenue for Raging Waters Sacramento which is a newly acquired park that began operations in the second quarter of 2007. The additional revenue increase at the WPs is also attributed to pricing initiatives, heavier season pass revenue, and the increase in attendance.

Cost of revenue. Our park level operating expenses totaled $100.2 million for the nine month period ended September 30, 2007 compared to $96.3 million for the same period in 2006, an increase of $3.9 million or 4.0%. Operating expenses as a percentage of revenue decreased to 64.3% in 2007 compared to 66.4% in 2006. The primary drivers in each expense category were as follows:

•                  Cost of products sold increased $0.7 million or 6.6% for the nine month period ended September 30, 2007 compared to the same period in 2006 primarily due to revenue driven incremental food, beverage and merchandise costs.

•                  Salaries and benefits increased $1.4 million or 3.3% for the nine month period ended September 30, 2007 compared to the same period in 2006. The primary cause of the increase was due to the newly acquired park, Raging Waters Sacramento. With revenue increasing 7.3%, the Company has controlled and leveraged labor during this period by reducing overall hours and improving productivity. This was accomplished despite minimum wage increases.

•                  Operating and maintenance costs increased $1.1 million or 3.8% for the nine month period ended September 30, 2007 compared to the same period in 2006. The primary factor driving this change was increased revenue and a $0.8 million increase in the general liability self insurance reserve.

•                  Rent and property taxes increased $0.6 million or 3.9% for the nine month period ended September 30, 2007 compared to the same period in 2006 as a result of the addition of the new park, Raging Waters Sacramento. The increase is also due to an increase in revenue, as several of the rent agreements have rent expense based on a percentage of revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $21.0 million for the nine month period ended September 30, 2007 compared to $17.2 million for the same period in 2006, an increase of $3.7 million or 21.6%. The increase was primarily driven by a $1.0 million increase in severance related costs associated with the corporate reorganization at the beginning of 2007, an increase in bonuses due to an expectation of a better year in 2007 than 2006, an increase in professional audit and legal fees attributable to being a public company, and an increase in M&A costs relating to the acquisition noted in Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements”.

Depreciation and amortization. Depreciation and amortization expenses were comparable for the nine month period ended September 30, 2007 to the same period in 2006.

Interest expense, net. Interest expense, net totaled $13.4 million for the nine month period ended September 30, 2007 compared to $15.0 million during the same period in 2006, a decrease of $1.7 million or 11.0%. The decrease in interest expense was primarily due to the lower debt levels and lower interest rates that resulted from the new capital structure implemented at the time of the 2006 Acquisition. The debt extinguishment fees relating to the loans repaid as of the 2006 Acquisition date were recorded to goodwill.

Income tax provision. The Company recorded an income tax provision of $6.9 million for the nine month period ended September 30, 2007 compared to $9.6 million for the same period in 2006. The income tax provision includes $3.9 million in valuation allowance. The valuation allowance was determined based on the excess of the projected 2007 fiscal year net operating losses that cannot be offset against the prior year’s taxable income recognized during the stub period April 13 to December 31, 2006.

Liquidity and capital resources

During the nine month period ended September 30, 2007, net cash provided by operating activities was $28.4 million and $27.4 million during the same period in 2006. Because our business is seasonal and involves significant levels of cash transactions, factors impacting our net operating cash flows are the same as those impacting our cash-based revenues and expenses discussed above.

Net cash used in investing activities was $13.0 million and $47.7 million for the nine month period ended September 30, 2007 and 2006, respectively. In 2006, there was the payment for the 2006 Acquisition of FFP.

Net cash used in financing activities for the nine month period ended September 30, 2007 was $0.8 million compared to net cash provided by financing activities of $34.1 million during the same period in 2006. The net cash used in 2007 was primarily driven by payments made on capital leases. In 2006, the primary proceeds were related to the issuance of common stock relating to the 2006 Acquisition of FFP.

In connection with the 2006 Acquisition, we incurred substantial amounts of debt, including amounts outstanding under the Notes and our Revolver. Interest payments on this indebtedness significantly reduce our cash flow from operations. However, as a result of the refinancing of our debt in connection with the 2006 Acquisition from the proceeds of equity contribution and the issuance of the Notes, our annual interest expense has significantly decreased and we are no longer subject to annual debt amortization payments. As of September 30, 2007, $150 million of Notes are outstanding and the principal is due April 12, 2014. There was an interest payment made on the Notes on April 16, 2007 with respect to the nine month period ending, September 30, 2007. See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements” for information regarding the Notes.

Our Revolver consists of a $40.0 million revolving credit facility. Due to the seasonal nature of our business, we are dependent upon our revolving credit facility to fund off-season expenses with seasonal borrowings typically peaking during our fiscal second quarter. Our ability to borrow under the revolving credit facility is dependent upon compliance with certain conditions, including satisfying certain financial ratios and the absence of any material adverse change. As of September 30, 2007, there was no outstanding balance on our revolving credit facility and $3.8 million of issued but undrawn letters of credit.

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

We believe, based on historical and anticipated operating results, that cash flows from operations, available cash and available amounts under the Revolver will be adequate to meet our future liquidity needs, including anticipated requirements for working capital, capital expenditures and scheduled debt requirements for at least the next twelve months.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements” regarding the contractual obligations.

The following table summarizes the timing of our required payments due under various contractual obligations as of September 30, 2007:

	Less than	One Year	Three Years to
	One Year	to Three Years	Five Years	Thereafter	Total
	(Dollars in thousands)
As of September 30, 2007:
Long term debt including interest	$16,312	$32,624	$32,624	$182,624	$264,184
Capital lease obligations	37	73	—	—	110
Park and office leases(1)	3,506	27,068	26,833	224,448	281,855
Total	$19,855	$59,765	$59,457	$407,072	$546,149

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

In July 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) that requires disclosure of the accounting policy related to any tax assessed by a government authority in a revenue producing transaction (either gross or net) and the amount of such taxes in both interim and annual financial statements if the amounts are significant. The Company has adopted EITF 06-3 and the Condensed Consolidated financial statements conform to its requirements. The Company’s policy is to present the taxes collected from the customers and remitted to governmental authorities on a net basis.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. The Company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, as of December 31, 2007, and has initiated efforts to further ensure the adequacy and effectiveness of its internal controls. There were no material changes in the Company’s internal control over financial reporting during the third quarter.

PART II.
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of September 30, 2007, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a materially adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company and MidOcean Partners were named as defendants in a lawsuit alleging, among other things, breach of a finder’s fee agreement and tortious interference with such agreement in connection with the 2006 Acquisition.  The plaintiff, Steven Crowley (“Crowley”), asserted five claims in his Amended Complaint dated January 5, 2007.  Crowley purported to hold the Company responsible for the alleged breach of a finder’s agreement between Crowley and VisionMaker, LLC, an entity unrelated to the Company.  The Company filed a motion to dismiss the complaint and requested that Crowley not be granted leave to amend.  The motion was heard by the United States District Court for the Southern District of New York and was granted in its entirety on September 24, 2007.  The case has therefore been dismissed, and barring an appeal, the litigation is concluded.

Item 1A. RISK FACTORS

Risks related to our business

There have been no material changes from the Risk Factors disclosed under the heading in Part I, Item 1A of our Annual Report on Form 10-K for the quarter ended September 30, 2007. See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements”.

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

See Subsequent Event Footnote 2 in the “Notes to Condensed Consolidated Financial Statements” relating to the sale of all of the issued and outstanding shares of the Company to Centaur Holdings United States, Inc.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palace Entertainment Holdings, Inc.

/s/ Cynthia P. Kellogg
By: Cynthia P. Kellogg
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Officer)

Dated: November 9, 2007

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1

Stock Purchase Agreement dated as of August 23, 2007, among Palace Holdings Group, LLC, Palace Entertainment Holdings, Inc. and Centaur Holdings United States, Inc. (incorporated by reference to the Current Report on Form 8-K filed August 24, 2007, File No. 333-135091-12).

10.2

Consent and Third Amendment to Credit Agreement dated as of October 2, 2007, by and among the Company, Festival Fun Parks, LLC and the other Borrowers signatory thereto, the other Credit Parties signatory thereto, and General Electric Capital Corporation, as a Lender and as Agent for the Lenders. (incorporated by reference to the Current Report on Form 8-K filed October 3, 2007, File No. 333-135091-12).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

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